Form 10QSB
period 2001-03-31
LIBRA ALLIANCE CORP
filed 2001-07-02
CIK 1130888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 2001
                                             ____________________

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the transition period from ________________ to _______________

                        Commission File No.  000-32451

                          LIBRA ALLIANCE CORPORATION
       _______________________________________________________________
     (Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                           91-1829866
_______________________________                        __________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

                525 South 300 East Salt Lake City, Utah  84111
         ___________________________________________________________
            (Address of principal executive offices and zip code)


Issuer's telephone number, including area code  (801) 323-2395
                                               __________________

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

      As of June 28, 2001 the registrant had 5,400,000 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                          Libra Alliance Corporation
                        (A Development Stage Company)
                             Financial Statements
                                March 31, 2001

                          Libra Alliance Corporation
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                     March 31,   December 31,
                                                       2001         2000
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      2,500  $      2,500
                                                   ------------- -------------

  TOTAL ASSETS                                            2,500         2,500
                                                   ============= =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                $          -  $          -
                                                   ------------- -------------

  Total Liabilities                                           -             -
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 5,400,000 issued and outstanding            5,400         5,400
Additional Paid in Capital                               42,800        42,800
Deficit Accumulated During the Development Stage        (45,700)      (45,700)
                                                   ------------- -------------

  Total Stockholders' Equity                              2,500         2,500
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      2,500  $      2,500
                                                   ============= =============

                          Libra Alliance Corporation
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)






                                                               From
                                                               Inception on
                                 For the three  For the three  May 5, 1997
                                 months ended   months ended   Through
                                 March 31, 2001 March 31, 2000 March 31, 2001
                                 -------------- -------------- --------------

REVENUES                         $           -  $           -  $           -
                                 -------------- -------------- --------------
EXPENSES
  General & Administrative                   -            700         45,700
                                 -------------- -------------- --------------

    TOTAL EXPENSES                           -            700         45,700
                                 -------------- -------------- --------------

NET INCOME(LOSS)                 $           -  $        (700) $     (45,700)
                                 ============== ============== ==============

NET LOSS PER SHARE               $           -  $           -  $       (0.01)
                                 ============== ============== ==============
WEIGHTED AVERAGE
  SHARES OUTSTANDING                 5,400,000      4,700,000      4,827,402
                                 ============== ============== ==============

                          Libra Alliance Corporation
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)


                                                                From
                                                                Inception on
                                     For the three months ended May 5, 1997
                                             March 31,          Through
                                          2001      2000        March 31, 2001
                                     ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $      (700)      (45,700)
  Less Non-Cash Items:
  Common stock issued for services              -            -        12,200
                                     ------------- ------------ -------------

  Net Cash Provided(Used) by
    Operating Activities                        -         (700)      (33,500)
                                     ------------- ------------ -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                         -            -             -
                                     ------------- ------------ -------------
Cash Flows from Financing Activities

  Common stock issued for cash                  -            -        36,000
                                     ------------- ------------ -------------
  Net Cash Provided(Used) by
    Financing Activities                        -            -        36,000
                                     ------------- ------------ -------------

Increase in Cash                                -         (700)        2,500
                                     ------------- ------------ -------------
Cash and Cash Equivalents at
  Beginning of Period                           -        3,200             -
                                     ------------- ------------ -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $     2,500  $      2,500
                                     ============= ============ =============

Supplemental Cash Flow Information:

Cash Paid For:
  Interest                           $          -  $         -  $          -
  Income Taxes                       $          -  $         -  $          -

NonCash Financing Activities:

During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

During 2000, 500,000 shares of common stock were issued for services at $.02 per share.

During 2000, 200,000 shares of common stock were issued for services at $.01 per share.

                          Libra Alliance Corporation
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In this report references to "Libra Alliance "we," "us," and "our" refer to Libra Alliance Corporation

Forward Looking Statements

      This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include but are not limited to economic conditions generally and in the market which Libra Alliance may participate; competition within Libra Alliance's chosen market and failure by Libra Alliance to successfully develop business relationships.

Plan of Operations

      We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue
operations.   As of March 31, 2001 we had $2,500 cash on hand and no total current liabilities.  We have an accumulated deficit of $45,700.

      We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

      We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission.
Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations. Accordingly, we may incur additional expense to conduct due diligence and present the required financial and non-financial information for the business opportunity in a report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

      Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. As of the date of this filing, we have not identified any assets or business opportunities for acquisition.

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Libra Alliance.

      Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

      It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

      Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number       Description
________     ________________________________
3.1          Articles of Incorporation, dated May 5, 1997
             (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed
             March 15, 2001)

3.3          Bylaws of Libra Alliance Corporation
             (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          6/28/01
Date_________________________     Libra Alliance Corporation



                                     /s/ April Marino
                                By: ______________________________________
                                    April Marino
                                    President and Director