Form 10QSB
period 2001-06-30
LIBRA ALLIANCE CORP
filed 2001-08-13
CIK 1130888

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  000-32451

                          LIBRA ALLIANCE CORPORATION
      (Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                                91-1829866
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                   Identification Number)

                525 South 300 East Salt Lake City, Utah  84111
            (Address of principal executive offices and zip code)

        Issuer's telephone number, including area code (801) 323-2395

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      As of July 28, 2001 the registrant had 5,400,000 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the six months ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                          Libra Alliance Corporation
                        (A Development Stage Company)
                             Financial Statements
                                June 30, 2001

                          Libra Alliance Corporation
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                  June 30,      December 31,
                                                  2001          2000
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

Cash                                              $      2,500  $      2,500
                                                  ------------- -------------

  TOTAL ASSETS                                    $      2,500  $      2,500
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                               $          -  $          -
                                                  ------------- -------------

  Total Liabilities                                          -             -
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 5,400,000 issued and outstanding            5,400         5,400
Additional Paid in Capital                              42,800        42,800
Deficit Accumulated During the Development Stage       (45,700)      (45,700)
                                                  ------------- -------------

  Total Stockholders' Equity                             2,500         2,500
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      2,500  $      2,500
                                                  ============= =============

                          Libra Alliance Corporation
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)



                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     May 5, 1997
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------

REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative                 -          2,000              -          2,700         45,700
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -         45,700
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $      (2,000) $           -  $      (2,700) $     (45,700)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $        0.00  $        0.00  $        0.00  $        0.00  $       (0.01)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      5,400,000      4,800,000      5,400,000      4,750,000      4,839,373
                               ============== ============== ============== ============== ==============


                                       F-2

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                         From
                                                                         Inception on
                                              For the six months ended   May 5, 1997
                                                     June 30,            Through
                                                2001           2000      June 30, 2001
                                            ------------- -------------- -------------
Cash Flows from Operating Activities

  Net Loss                                  $          -  $      (2,700) $    (45,700)
  Less Non-Cash Items:
  Common stock issued for services                     -          2,000        12,200
                                            ------------- -------------- -------------
  Net Cash Provided(Used)
    by Operating Activities                            -           (700)      (33,500)
                                            ------------- -------------- -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used)
   by Investing Activities                             -              -             -
                                            ------------- -------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                         -              -        36,000
                                            ------------- -------------- -------------
  Net Cash Provided(Used)
   by Financing Activities                             -              -        36,000
                                            ------------- -------------- -------------

Increase (Decrease) in Cash                            -           (700)        2,500
                                            ------------- -------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                                  -          3,200             -
                                            ------------- -------------- -------------

Cash and Cash Equivalents at
 End of Period                              $          -  $       2,500  $      2,500
                                            ============= ============== =============
Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                  $          -  $           -  $          -
  Income Taxes                              $          -  $           -  $          -

NonCash Financing Activities:

During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

During 2000, 500,000 shares of common stock were issued for services at $.02 per share.

During 2000, 200,000 shares of common stock were issued for services at $.01 per share.

                               F-3

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended December 31, 2000.

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

Item 2.  Plan of Operations

     We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of June 30, 2001, we had $2,500 cash on hand, no total current liabilities and have an accumulated deficit of $45,700.

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

     In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders under the Securities Exchange Act of 1934, which disclose that company's business operations, management and financial condition. Accordingly, we may incur additional expense to conduct due diligence and present the required financial and non-financial information for the business opportunity in a report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity. In addition, the acquired or merged company will be subject to our reporting obligations.

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


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Part II Exhibits

Exhibit
Number    Description
--------- ------------
3.1       Articles of Incorporation, dated May 5, 1997
          (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.3       Bylaws of Libra Alliance Corporation
          (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)

(b)  Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


       8/13/01
Date_____________________          Libra Alliance Corporation
                               By: ______________________________________
                                   April Marino
                                   President and Director