Form 10QSB
period 2001-09-30
LIBRA ALLIANCE CORP
filed 2001-11-06
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                              91-1829866
------------------------------                         ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


525 South 300 East Salt Lake City, Utah  84111
-----------------------------------------------------
(Address of principal executive offices and zip code)


Issuer's telephone number, including area code  (801) 323-2395
                                                ----------------

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      As of November 2, 2001 the registrant had 5,400,000 common shares outstanding.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the nine months ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation
                  (A Development Stage Company)
                       Financial Statements
                        September 30, 2001

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                    September 30, December 31,
                                                        2001         2000
                                                    ------------- ------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $      2,500  $     2,500
                                                    ------------- ------------

  TOTAL ASSETS                                      $      2,500  $     2,500
                                                    ============= ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                 $          -  $         -
                                                    ------------- ------------

  Total Liabilities                                            -            -
                                                    ------------- ------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 5,400,000 issued and outstanding             5,400        5,400
Additional Paid in Capital                                42,800       42,800
Deficit Accumulated During the Development Stage         (45,700)     (45,700)
                                                    ------------- ------------

  Total Stockholders' Equity                               2,500        2,500
                                                    ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      2,500  $     2,500
                                                    ============= ============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                             For the        For the        For the       For the      From
                           three months   three months    nine months   nine months   Inception on
                             ended           ended          ended         ended       May 5, 1997 to
                          September 30,  September 30,  September 30,  September 30,  September 30,
                             2001            2000            2001          2000       2001
                         --------------  -------------  -------------  -------------  --------------
REVENUES                 $           -   $          -   $          -   $          -   $           -
                         --------------  -------------  -------------  -------------  --------------
EXPENSES
  General &
   Administrative                    -         10,000              -         12,700          45,700
                         --------------  -------------  -------------  -------------  --------------

    TOTAL EXPENSES                   -         10,000              -         12,700          45,700
                         --------------  -------------  -------------  -------------  --------------

NET INCOME(LOSS)         $           -   $    (10,000)  $          -   $    (12,700)  $     (45,700)
                         ==============  =============  =============  =============  ==============


NET LOSS PER SHARE       $           -   $          -   $          -   $          -   $       (0.01)
                         ==============  =============  =============  =============  ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                5,400,000      5,344,444      5,400,000      4,948,148       4,872,459
                         ==============  =============  =============  =============  ==============










                                      5




                         Libra Alliance Corporation
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)



                                                                                         From
                                                                                      Inception on
                                                          For the nine months ended   May 5, 1997
                                                                 September 30,          Through
                                                         ---------------------------  September 30,
                                                             2001          2000          2001
                                                         ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                               $          -  $    (12,700) $    (45,700)
  Less Non-Cash Items:
   Common stock issued for services                                 -        12,000        12,200
                                                         ------------- ------------- -------------

    Net Cash Provided(Used) by Operating Activities                 -          (700)      (33,500)
                                                         ------------- ------------- -------------

Cash Flows from Investing Activities

    Net Cash Provided(Used) by Investing Activities                 -             -             -
                                                         ------------- ------------- -------------

Cash Flows from Financing Activities
  Common stock issued for cash                                      -             -        36,000
                                                         ------------- ------------- -------------

    Net Cash Provided(Used) by Financing Activities                 -             -        36,000
                                                         ------------- ------------- -------------

Increase (Decrease) in Cash                                         -          (700)        2,500

Cash and Cash Equivalents at Beginning of Period                2,500         3,200             -
                                                         ------------- ------------- -------------

Cash and Cash Equivalents at End of Period               $      2,500  $      2,500  $      2,500
                                                         ============= ============= =============

Supplemental Cash Flow Information:

Cash Paid For:
  Interest                                               $          -  $          -  $          -
  Income Taxes                                           $          -  $          -  $          -


NonCash Financing Activities:
 During 1997, 200,000 shares of common stock were issued for services at $.001 per share.

 During 2000, 500,000 shares of common stock were issued for services at $.02 per share.

 During 2000, 200,000 shares of common stock were issued for services at $.01 per share.





                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended December 31, 2000.

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

Item 2.  Plan of Operations

      We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of September 30, 2001, we had $2,500 cash on hand, no total current liabilities and have an accumulated deficit of $45,700.

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

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Libra Alliance.

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


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Part II Exhibits

Exhibit
Number        Description
--------   ---------------------------------------------------
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

          11/5/01
Date__________________            Libra Alliance Corporation



                                       /s/ April L. Marino
                                  By: _______________________________________
                                      April L. Marino, President and Director