Form 10KSB
period 2001-12-31
LIBRA ALLIANCE CORP
filed 2002-03-28
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission File No. 000-32451

                    LIBRA ALLIANCE CORPORATION
               (Name of registrant in its charter)

Nevada                                                 91-1829866
(State of incorporation)               (I. R. S. Employer Identification No.)

525 South 300 East, Salt Lake City, Utah                      84111
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.   [x]

State issuer's revenue for its most recent fiscal year: None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 27, 2002, the registrant had 5,400,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] __No [X]

                        Table of Contents

                              PART I

Item 1.   Description of business............................................3
Item 2.   Description of property............................................6
Item 3.   Legal proceedings..................................................6
Item 4.   Submission of matters to a vote of security holders................6

                             PART II

Item 5.   Market for common equity and related stockholder matters...........7
Item 6.   Plan of operations................................................ 7
Item 7.   Financial statements.............................................. 8
Item 8.   Changes in and disagreements with accountants on accounting and financial disclosure.............................................17

                             PART III

Item 9.   Directors and executive officers; compliance with Section 16(a)...17
Item 10.  Executive compensation............................................17
Item 11.  Security ownership of certain beneficial owners and management....18
Item 12.  Certain relationships and related transactions....................19
Item 13.  Exhibits and reports on Form 8-K..................................19





                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Libra," "we," "us," and "our" refer to Libra Alliance Corporation

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra's control. These factors include but are not limited to economic conditions generally and in the industries in which Libra may participate; competition within Libra's chosen industry, including competition from much larger competitors; technological advances and failure by Libra to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     Libra Alliance was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small to mid-sized businesses. We were unsuccessful in our efforts and are a development stage company at this time.

Our Plan

     We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

     Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Libra.

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Libra and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

     Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts (See, Part III, Item 9:
"Directors and Executive Officers . . ."). Our management has had limited experience with acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Mrs. Marino was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform. The transaction was structured as a stock-for-stock exchange and upon consummation of the acquisition, Mrs. Marino resigned as an officer and director of that company. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Mrs. Marino is a director of other blank check companies with a structure and a business plan which is identical to ours and she may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management or principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Libra's other stockholders.

     We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

     (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the Board of Directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

     (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for such transactions.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                ITEM 2:  DESCRIPTION OF PROPERTIES

     We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.


                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have had no market activity in our stock as of the date this filing. We have approximately 41 stockholders of record holding 5,400,000 common shares. Of these shares, 1,575,000 shares are restricted stock, as that term is defined under Rule 144, and 3,825,000 shares are unrestricted.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Libra Alliance Corporation within the past three years:

     On July 10, 2000, we issued 500,000 shares valued at $10,000 to The Oxford Group for investment banking services. We relied on an exemption from registration provided for a private transaction not involving a public distribution by Section 4(2) of the Securities Act.

     On May 15, 2000, we issued an aggregate of 200,000 shares valued at approximately $2,000 to April Marino in consideration for her services as our President and a Director. We relied on an exemption from registration provided for a private transaction not involving a public distribution by
Section 4(2) of the Securities Act.


                    ITEM 6:  PLAN OF OPERATION

     We have experienced losses from inception and for the year ended December 31, 2001, we had $2,500 cash on hand and no current liabilities. Since inception, we have primarily financed our operations through the sale of our common stock. Private placements of our common stock have provided operating funds and paid for services provided by third parties and management anticipates future private placements of our common shares will finance our operations.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

      Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. Management anticipates that additional capital may be provided by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                  ITEM 7:   FINANCIAL STATEMENTS

                   Libra Alliance Corporation

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report .............................................3

Balance Sheets ...........................................................4

Statements of Operations .................................................5

Statements of Stockholders' Equity .......................................6

Statements of Cash Flows..................................................7

Notes to the Financial Statements ........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Libra Alliance Corporation:

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception May 5, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation
(a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception May 5, 1997 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                       2001          2000
                                                  ------------- --------------
CURRENT ASSETS

Cash (Note 1)                                     $      2,500  $       2,500
                                                  ------------- --------------

    TOTAL ASSETS                                  $      2,500  $       2,500
                                                  ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $          -  $           -

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,400,000 shares
  issued and outstanding                                 5,400          5,400

Additional Paid in Capital                              42,800         42,800

Deficit Accumulated during the
 development stage                                     (45,700)       (45,700)
                                                  ------------- --------------

  Total Stockholders' Equity (deficit)                   2,500          2,500
                                                  ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      2,500  $       2,500
                                                  ============= ==============


















The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations


                                                                 From
                                         For the Years Ended     Inception on
                                             December 31         May 5, 1997
                                     --------------------------- to Dec. 31,
                                       2001           2000       2001
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General & Administrative                      -        12,700        45,700
                                     ------------- ------------- -------------

    Total Expenses                              -        12,700        45,700
                                     ------------- ------------- -------------

Net Loss                             $          -  $    (12,700) $    (45,700)
                                     ============= ============= =============

Net Loss Per Share                   $          -  $     (0.003) $     (0.010)
                                     ============= ============= =============

Weighted average shares outstanding     5,400,000     5,061,111     4,919,701
                                     ============= ============= =============






















The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Statements of Stockholders' Equity
     From Inception on May 5, 1997 through December 31, 2001


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,000)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1997            4,700,000       4,700      31,500       (22,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1998            4,700,000       4,700      31,500       (31,900)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,100)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1999            4,700,000       4,700      31,500       (33,000)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     500,000         500       9,500             -

Net (loss) for the year
 ended December 31, 2000              -           -           -       (12,700)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2000            5,400,000       5,400      42,800       (45,700)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2001            5,400,000  $    5,400  $   42,800  $    (45,700)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows



                                                                 From
                                         For the Years Ended     Inception on
                                             December 31         May 5, 1997
                                     --------------------------- through
                                       2001           2000       Dec. 31, 2001
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

 Net Loss                            $          -  $    (12,700) $    (45,700)
 Adjustments for non-cash items:
   Shares issued for services                   -        12,000        12,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -          (700)      (33,500)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities:           -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) in
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities:
  Issued common stock for cash                  -             -        36,000
                                     ------------- ------------- -------------

  Net cash Provided by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -          (700)        2,500

Cash beginning of period                        -         3,200             -
                                     ------------- ------------- -------------

Cash end of period                   $          -  $      2,500  $      2,500
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -


NonCash Financing Activities
  During 1997, 200,000 shares of common stock were issued at $.001 per share for services

  During 2000, 200,000 and 500,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively









The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.     Organization & Consolidation Policy

            Libra Alliance Corporation (the Company), was incorporated May 5, 1997 under the laws of the State of Nevada. The Company has never commenced any significant activities or secured operations. The Company is currently searching for business opportunities and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b.     Accounting Method

            The Company recognizes income and expense on the accrual basis of accounting.

     c.     Earnings (Loss) Per Share

                                         Income (loss)    Shares     Per Share
                                          (Numerator)  (Denominator)  Amount
                                         ------------- ------------- ---------
For the year ended December 31, 2001:

 Basic EPS
   Income (loss) to common stockholders  $          -     5,400,000  $  (0.00)
                                         ============= ============= =========
For the year ended December 31, 2000:

 Basic EPS
   Income (loss) to common stockholders  $    (12,700)    5,061,111  $  (0.00)
                                         ============= ============= =========
From inception on May 5, 1997 to
 December 31, 2001:

 Basic EPS
   Income (loss) to common stockholders  $    (45,700)    4,919,701   $ (0.01)
                                         ============= ============= =========

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.     Cash and Cash Equivalents

            The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.     Provision for Income Taxes

            No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $45,700 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

            Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:
                                                          December 31,
                                                      2001           2000
                                                   ------------- ------------
     Deferred tax asset:
          NOL carryforward                         $      6,855  $     6,855

          Valuation allowance                            (6,855)      (6,855)
                                                   ------------- ------------

                                                   $          -  $         -
                                                   ============= ============

     f.     Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.


NOTE 3 - Development Stage Company

            The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require at least one director who serves until our next annual meeting of shareholders or until his/her successor is elected and qualified. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

                                                             Director or
Name               Age   Position Held                       Officer Since
------------------ ----- ----------------------------------- ----------------

April Marino        26   President, Director                 July 9, 1999
J. Anthony de Greef 44   Secretary/Treasurer, Director       August 31, 2000

April Marino. Mrs. Marino has worked as a secretary for First Equity Holdings, Inc. since December 18, 1997. From January 1995 to October 1997 she was employed by Universal Business Insurance as a Customer Service Representative. She is a director in the following blank check reporting companies: Galaxy Specialties, Inc. and Pinecrest Services, Inc.

J. Anthony de Greef. Mr. de Greef currently is employed by Triton Funding Group, LLC and has been with that company since August of 2000. From September 1991 to August 2000 he was with B & D Properties, Inc. He has over 10 years experience in real estate investment and property management.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001 and representations from these reporting persons that no Forms 5 were required, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                 ITEM 10:  EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Our President, Mrs. Marino, who serves in a capacity similar to Chief Executive Officer, did not receive compensation during the year ended December 31, 2001. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 5,400,000 shares of common stock outstanding as of March 27, 2002.



                    CERTAIN BENEFICIAL OWNERS

                                             Common Stock Beneficially Owned
                                             --------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock            Percentage of Class
---------------------------   ----------------------  ----------------------
Technology Equity Fund Corp.           500,000                    9.3%
525 South 300 East
Salt Lake City, Utah 84111

M. Jeanne Ball                         400,000                    7.4 %
968 Bloomsbury Cove
Murray, Utah 84123

Anita Patterson                        400,000                    7.4 %
588 North West Capital
Salt Lake City, Utah 84103

Mitchell T Godfrey, Trustee            395,000                    7.3%
230 North Fork Ray Creek
Townsend, MT 59644



                            MANAGEMENT

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock            Percentage of Class
------------------------------  ----------------------  -------------------

April Marino                           225,000                    4.2%
402 East Maxwell Lane
Salt Lake City, Utah 84115

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions we have either engaged in the last two years or propose to engage in involving our executive officers, directors, 5% stockholders, or immediate family members of such persons.

     On May 15, 2000, we issued 200,000 common shares valued at $2,000 to Mrs. Marino, our President and Director, in consideration for her services rendered on our behalf. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties.



            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number          Description
------------    ------------
3.1             Articles of Incorporation
                (Incorporate by reference to Exhibit 3.1 of Form 10-SB, filed
                March 15, 2001)

3.3             Bylaws of Libra Alliance Corporation
                (Incorporate by reference to Exhibit 3.2 of Form 10-SB, filed March 15, 2001)

Reports on 8-K

     None


                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date 3/28/2002           Libra Alliance Corporation

                                  /s/ April Marino
                              By: ____________________________________
                                  April Marino, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ J. Anthony de Greef
     Date 3/28/2002            By:_______________________________________
                                  J. Anthony de Greef, Secretary/Treasurer
                                  and Director