Form 10QSB
period 2002-03-31
LIBRA ALLIANCE CORP
filed 2002-05-07
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

       NEVADA                                               91-1829866
(State of incorporation)               (I.R.S. Employer Identification Number)

          525 South 300 East Salt Lake City, Utah  84111
      (Address of principal executive offices and zip code)

  Issuer's telephone number, including area code (801) 323-2395

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ] No

As of May 1, 2002 the issuer had 5,400,000 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation
                       Financial Statements
                          March 31, 2002

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets





                              ASSETS

                                                    March 31    December 31
                                                      2002          2001
                                                  ------------- ------------
                                                   (Unaudited)

CURRENT ASSETS

Cash                                              $      2,500  $     2,500
                                                  ------------- ------------

  TOTAL ASSETS                                    $      2,500  $     2,500
                                                  ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                               $          -  $         -
                                                  ------------- ------------

  Total Liabilities                                          -            -
                                                  ------------- ------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 5,400,000 shares
 issued and outstanding                                  5,400        5,400

Additional Paid-in Capital                              42,800       42,800

Deficit Accumulated During the Development Stage       (45,700)     (45,700)
                                                  ------------- ------------

  Total Stockholders' Equity (deficit)                   2,500        2,500
                                                  ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      2,500  $     2,500
                                                  ============= ============

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception
                                     For the three For the three on May 5,
                                     months ended  months ended  1997, to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        45,700
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        45,700
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -       (45,700)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING     5,400,000     5,400,000     4,944,193
                                     ============= ============= =============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception
                                     For the three For the three on May 5,
                                     months ended  months ended  1997, through
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------
Cash Flows from Operating Activities
  Net Loss                           $          -  $          -  $    (45,700)
  Less  Non-cash Items:
  Shares issued for services                    -             -        12,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -       (33,500)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities
  Common stock issued for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -         2,500
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $      2,500
                                     ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services            $          -  $          -  $     12,000
Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

Item 2.  Plan of Operations

     We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of March 31, 2002, we had $2,500 cash on hand, no liabilities and an accumulated deficit of $45,700.

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

                                8


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Part II Exhibits

Exhibit
Number     Description
-------    -----------

3.1        Articles of Incorporation, dated May 5, 1997
           (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.3        Bylaws of Libra Alliance Corporation
           (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)


(b)   Reports on Form 8-K

      None.

                            SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.

        4/30/02
Date_________________________     Libra Alliance Corporation


                                       /s/ April Marino
                                  By: ______________________________________
                                      April L. Marino, President and Director