Form 10QSB
period 2002-06-30
LIBRA ALLIANCE CORP
filed 2002-08-08
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

       NEVADA                                      91-1829866
-----------------------                --------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)


2157 S. Lincoln Street, Salt Lake City, Utah  84106
------------------------------------------------------
(Address of principal executive offices and zip code)


Issuer's telephone number, including area code:   (801) 323-2395
                                                  --------------

525 South 300 East, Salt Lake City, Utah  84111
-----------------------------------------------
(Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

As of August 5, 2002 the issuer had 5,400,000 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation
                       Financial Statements
                          June 30, 2002

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                      June 30     December 31
                                                        2002         2001
                                                   ------------- -------------
                                                     (Unaudited)

CURRENT ASSETS

Cash                                               $      2,500  $      2,500
                                                   ------------- -------------

  TOTAL ASSETS                                     $      2,500  $      2,500
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $          -  $          -
                                                   ------------- -------------

  Total Liabilities                                $          -  $          -
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 5,400,000 shares issued and outstanding      5,400         5,400

Additional Paid-in Capital                               42,800        42,800

Deficit Accumulated During the Development Stage        (45,700)      (45,700)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                    2,500         2,500
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      2,500  $      2,500
                                                   ============= =============

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        May 5,
                                three months   three months   six months     six months     1997
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------
EXPENSES
  General & Administrative                  -              -              -              -        45,700
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        45,700
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (45,700)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $      (0.01)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       5,400,000      5,400,000      5,400,000      5,400,000     4,966,307
                                ============== ============== ============== ============== =============










                           Libra Alliance Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                   From
                                                                                   Inception on
                                                        For the six months ended   May 5, 1997
                                                                 June 30,          Through
                                                           2002           2001     June 30, 2002
                                                       ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                             $          -  $          -  $     (45,700)
  Less  Non-cash Items:
  Shares issued for services                                      -             -         12,000
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities                -             -        (33,500)
                                                       ------------- ------------- --------------

Cash Flows from Investing Activities                              -             -              -
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities                -             -              -
                                                       ------------- ------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                                    -             -         36,000
                                                       ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities                -             -         36,000
                                                       ------------- ------------- --------------

Increase (Decrease) in Cash                                       -             -          2,500
                                                       ------------- ------------- --------------

Cash and Cash Equivalents at Beginning of Period                  -             -              -
                                                       ------------- ------------- --------------

Cash and Cash Equivalents at End of Period             $          -  $          -  $       2,500
                                                       ============= ============= ==============

Supplemental Cash Flow Information:

Stock issued for services                              $          -  $          -  $      12,000
Cash Paid For:
    Interest                                           $          -  $          -  $           -
    Income Taxes                                       $          -  $          -  $           -







                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Libra Alliance "we," "us," and "our" refer to Libra Alliance Corporation

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include but are not limited to economic conditions generally and in the market which Libra Alliance may participate; competition within Libra Alliance's chosen market and failure by Libra Alliance to successfully develop business relationships.

Item 2.  Plan of Operations

     We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of June 30, 2002, we had $2,500 cash on hand, no liabilities and an accumulated deficit of $45,700.

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

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Part II Exhibits

Exhibit
Number      Description
---------------------------------------------------------------------
3.1       Articles of Incorporation, dated May 5, 1997
          (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.2       Bylaws of Libra Alliance Corporation
          (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)


(b)  Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


      08/07/02
Date_________________________   Libra Alliance Corporation

                                     /s/ April L. Marino
                                By: ______________________________________
                                    April L. Marino
                                    President
                                    Principal Financial and Accounting Officer
                                    Director