Form 10QSB
period 2002-09-30
LIBRA ALLIANCE CORP
filed 2002-10-29
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)


              NEVADA                                 91-1829866
     _______________________         ______________________________________
    (State of incorporation)         (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah  84106
_____________________________________________________
(Address of principal executive offices and zip code)


Issuer's telephone number:         (801) 323-2395
                              ________________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 22, 2002 the issuer had 5,400,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations...............................................8

Item 3:  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................9

Signatures and Certifications.............................................9






                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation
                       Financial Statements
                        September 30, 2002

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                    Sept. 30     December 31
                                                       2002          2001
                                                --------------- --------------
                                                  (Unaudited)

CURRENT ASSETS

Cash                                            $        2,500  $       2,500
                                                --------------- --------------

  TOTAL ASSETS                                  $        2,500  $       2,500
                                                =============== ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                             $            -  $           -
                                                --------------- --------------

  Total Liabilities                             $            -  $           -
                                                --------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 5,400,000 shares
 issued and outstanding                                  5,400          5,400

Additional Paid-in Capital                              42,800         42,800

Deficit Accumulated During the Development Stage       (45,700)       (45,700)
                                                --------------- --------------

  Total Stockholders' Equity (deficit)                   2,500          2,500
                                                --------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $        2,500  $       2,500
                                                =============== ==============

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)





                           For the        For the        For the        For the        From
                           three months   three months   nine months    nine months    inception on
                           ended Sept.30, ended Sept.30, ended Sept.30, ended Sept.30, May 5, 1997
                           2002           2001           2002           2001           to Sept.30, 2002
                           -------------- -------------- -------------- -------------- ----------------
REVENUES                   $           -  $           -  $           -  $           -  $           -
                           -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative             -              -              -              -         45,700
                           -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                     -              -              -              -         45,700
                           -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)          $           -  $           -  $           -  $           -  $     (45,700)
                           ============== ============== ============== ============== ==============

NET LOSS PER SHARE         $           -  $           -  $           -  $           -  $       (0.01)
                           ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                   5,400,000      5,400,000      5,400,000      5,400,000      4,966,307
                           ============== ============== ============== ============== ==============




                           Libra Alliance Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                   From
                                                                                   Inception on
                                                       For the nine months ended   May 5, 1997
                                                                Sept. 30,          Through
                                                            2002         2001      Sept. 30, 2002
                                                      ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                            $          -  $           -  $     (45,700)
  Less  Non-cash Items:
  Shares issued for services                                     -              -         12,000
                                                      ------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities               -              -        (33,500)
                                                      ------------- -------------- --------------

Cash Flows from Investing Activities                             -              -              -
                                                      ------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities               -              -              -
                                                      ------------- -------------- --------------

Cash Flows from Financing Activities
  Common stock issued for cash                                   -              -         36,000
                                                      ------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities               -              -         36,000
                                                      ------------- -------------- --------------

Increase (Decrease) in Cash                                      -              -          2,500
                                                      ------------- -------------- --------------

Cash and Cash Equivalents at Beginning of Period                 -              -              -
                                                      ------------- -------------- --------------

Cash and Cash Equivalents at End of Period            $          -  $           -  $       2,500
                                                      ============= ============== ==============



Supplemental Cash Flow Information:

Stock issued for services                             $          -  $           -  $      12,000
Cash Paid For:
   Interest                                           $          -  $           -  $           -
   Income Taxes                                       $          -  $           -  $           -



                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2002

GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Libra Alliance "we," "us," and "our" refer to Libra Alliance Corporation

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, lack of operations and future changes by regulatory agencies.


Item 2.  Plan of Operations

     We are a development stage company and have had recurring operating losses since inception. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of September 30, 2002, we had $2,500 cash on hand, no liabilities and an accumulated deficit of $45,700.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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


Item 3: Controls and Procedures

     As a result of new SEC regulations, our Board formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 28, 2002, our President, acting in the capacity of principal executive and financial officer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved our management who had a significant role in our internal controls. She did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Part II Exhibits

Exhibit
Number          Description

-------        --------------

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


Date   10/28/02               Libra Alliance Corporation


                                   /S/ April L. Marino
                              By: ___________________________________________
                                    April L. Marino
                                    President, Principal Financial Officer
                                    and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, April L. Marino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Libra Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: 10/28/02                  /s/ April L. Marino
     ____________________      ____________________________________________
                               April L. Marino, Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, April L. Marino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Libra Alliance Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        10/28/02                /S/ April L. Marino
Date: _________________       ____________________________________________
                              April L. Marino, Principal Financial Officer