Form 10KSB
period 2002-12-31
LIBRA ALLIANCE CORP
filed 2003-03-31
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission File No. 000-32451

                    LIBRA ALLIANCE CORPORATION
               (Name of registrant in its charter)

         Nevada                                       91-1829866
(State of incorporation)                (I. R. S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah     84106
(Address of principal executive offices)       (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

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

State issuer's revenue for its most recent fiscal year: None

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 4, 2003, the registrant had 5,400,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        Table of Contents

                              PART I
Item 1.  Description of business............................................3
Item 2.  Description of property............................................6
Item 3.  Legal proceedings..................................................6
Item 4.  Submission of matters to a vote of security holders................6

                             PART II

Item 5.  Market for common equity and related stockholder matters...........7
Item 6.  Plan of operations.................................................7
Item 7.  Financial statements...............................................8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................19

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...19
Item 10. Executive compensation............................................19
Item 11. Security ownership of certain beneficial owners and management....20
Item 12. Certain relationships and related transactions....................20
Item 13. Exhibits and reports on Form 8-K..................................21
Item 14. Controls and procedures...........................................21
Signatures and certifications .............................................22



                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Libra," "we," "us," and "our" refer to Libra Alliance Corporation

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra's control. These factors include but are not limited to economic conditions generally and in the industries in which Libra may participate; competition within Libra's chosen industry, including competition from much larger competitors; technological advances and failure by Libra to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     Libra Alliance was incorporated in the state of Nevada on May 5, 1997, to become an Internet service provider for small- to mid-sized businesses. We were unsuccessful in our efforts and are a development stage company at this time.

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

     Our management will analyze the business opportunities; however, none of our management are professional business analysts (See, Part III, Item 9:
"Directors and Executive Officers; . . ."). Our management has had limited experience with acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Ms Marino was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform. The transaction was structured as a stock-for-stock exchange and upon consummation of the acquisition, Ms Marino resigned as an officer and director of that company. Due to our management's limited experience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Ms Marino is a director of other blank check companies with a structure and a business plan which is identical to ours and she may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management or principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Libra's other stockholders.

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

     In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is not listed on any market and we do not have any market activity in our stock as of the date this filing. We had 41
stockholders of record on March 4, 2003.   We have not granted any options or
warrants. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

     We do not have any securities authorized for issuance under any equity compensation plans.

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

     In connection with each of these isolated issuance's of our securities, we believe that each purchaser was provided the same kind of information regarding our company as would be available in a registration statement and we reasonably believed each possessed sufficient sophistication to evaluate the information provided. In addition we believe each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

     As a result, we believe that the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


                    ITEM 6:  PLAN OF OPERATION

     We have experienced losses from inception and for the year ended December 31, 2002, we had $2,361 cash on hand and current liabilities of $5,000. Since inception, we have primarily financed our operations through the sale of our common stock. Private placements of our common stock have provided operating funds and paid for services provided by third parties and management anticipates future private placements of our common shares will finance our operations.

     We have no commitments for capital expenditures for the next twelve
months.   The majority of our expenses are related to our reporting
obligations under the Exchange Act. We accrued $5,000 of expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

                  ITEM 7:   FINANCIAL STATEMENTS

                   Libra Alliance Corporation

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements ..........................................8

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




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Libra Alliance Corporation:

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception May 5, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation
(a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception May 5, 1997 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                        2002         2001
                                                 ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                    $      2,361  $      2,500
                                                 ------------- -------------

  TOTAL ASSETS                                   $      2,361  $      2,500
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $      5,000  $          -
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,400,000 shares
  issued and outstanding                                5,400         5,400

Additional Paid in Capital                             42,800        42,800

Deficit Accumulated during the development stage      (50,839)      (45,700)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                 (2,639)        2,500
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      2,361  $      2,500
                                                 ============= =============




The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations

                                                              From
                                      For the Years Ended     Inception on
                                           December 31        May 5, 1997 to
                                        2002        2001      Dec. 31, 2002
                                  ------------- ------------- -------------

REVENUES                          $          -  $          -  $          -
                                  ------------- ------------- -------------
EXPENSES
  General & Administrative               5,139             -        50,839
                                  ------------- ------------- -------------

    Total Expenses                       5,139             -        50,839
                                  ------------- ------------- -------------

Net Loss                          $     (5,139) $          -  $    (50,839)
                                  ============= ============= =============

Net Loss Per Share                $          -  $          -  $      (0.01)
                                  ============= ============= =============
Weighted average
 shares outstanding                  5,400,000     5,400,000     5,004,743
                                  ============= ============= =============








The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Statements of Stockholders' Equity
     From Inception on May 5, 1997 through December 31, 2002






                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,000)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1997            4,700,000       4,700      31,500       (22,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1998            4,700,000       4,700      31,500       (31,900)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,100)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1999            4,700,000       4,700      31,500       (33,000)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     500,000         500       9,500             -

Net (loss) for the year
 ended December 31, 2000              -           -           -       (12,700)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2000            5,400,000       5,400      42,800       (45,700)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2001            5,400,000       5,400      42,800       (45,700)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,139)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002   5,400,000  $    5,400  $   42,800  $    (50,839)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                 From
                                                                 Inception on
                                         For the Years Ended     May 5, 1997
                                              December 31        Through
                                           2002        2001      Dec. 31, 2002
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $     (5,139) $          -  $    (50,839)
  Adjustments for non-cash items:
   Increase in Accounts Payable             5,000             -         5,000
   Shares issued for services                   -             -        12,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Operating Activities                     (139)            -       (33,639)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities:           -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) in
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities:

  Issued common stock for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net cash Provided by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                  (139)            -         2,361

Cash  beginning of period                   2,500         2,500             -
                                     ------------- ------------- -------------

Cash  end of period                  $      2,361  $      2,500  $      2,361
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

NonCash Financing Activities

  During 1997, 200,000 shares of common stock were issued at $.001 per share for services

  During 2000, 200,000 and 500,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively




The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

     c.  Earnings (Loss) Per Share

                                        Income (loss)  Shares       Per Share
                                        (Numerator)   (Denominator) Amount
                                        -------------- ------------ ----------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $     ( 5,139)   5,400,000  $   (0.00)
                                        ============== ============ ==========
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders  $           -    5,400,000  $   (0.00)
                                        ============== ============ ==========
From inception on May 5, 1997 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $     (50,839)   5,004,743  $   (0.01)
                                        ============== ============ ==========

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $50,839 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:
                                                          December 31,
                                                       2002         2001
                                                  ------------- -------------
         Deferred tax asset:
           NOL carryforward                       $      7,575  $      6,855

           Valuation allowance                         ( 7,575)      ( 6,855)
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

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

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001



NOTE 4 - Related Party Transactions

         During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

     Our executive officer and director and her age and positions are set forth below. Biographical information is also presented below. Our bylaws require at least one director who serves until our next annual meeting of shareholders or until her successor is elected and qualified. Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name              Age   Position Held                        Director Since
-----            ----   -------------                        --------------

April Marino      28    President, Secretary/Treasurer       July 9, 1999
                        Director

April Marino. Ms. Marino has worked as a secretary for First Equity Holdings, Inc. since December 18, 1997. From January 1995 to October 1997 she was employed by Universal Business Insurance as a Customer Service Representative. She is a director of Galaxy Specialties, Inc. and Pinecrest Services, Inc., blank check reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, and representations from these reporting persons that no Forms 5 were required, we believe all filing requirements under Section 16(a) were complied with in a timely manner.

ITEM 10:  EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Our President, Ms. Marino, who serves in a capacity similar to chief executive officer, did not receive compensation during the year ended December 31, 2002. Ms. Marino did receive 200,000 shares of our common stock, valued at $2,000, as compensation in fiscal year 2000. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 5,400,000 shares of common stock outstanding as of March 4, 2003.



                    CERTAIN BENEFICIAL OWNERS

                                  Common Stock Beneficially Owned
                                  --------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock           Percentage of Class
----------------------------   --------------         -------------------

Technology Equity Fund Corp.      500,000                   9.3%
525 South 300 East
Salt Lake City, Utah 84111

M. Jeanne Ball                    400,000                   7.4 %
968 Bloomsbury Cove
Murray, Utah 84123

Anita Patterson                   400,000                   7.4 %
588 North West Capital
Salt Lake City, Utah 84103

Mitchell T Godfrey, Trustee       395,000                   7.3%
230 North Fork Ray Creek
Townsend, MT 59644



                            MANAGEMENT

                                  Common Stock Beneficially Owned
                                  -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock            Percentage of Class
------------------              ------------            -------------------

April Marino                      225,000                   4.2%
402 East Maxwell Lane
Salt Lake City, Utah 84115


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1           Articles of Incorporation
             (Incorporate by reference to Exhibit 3.1 of Form 10-SB, filed
              March 15, 2001)
3.3           Bylaws of Libra Alliance Corporation
             (Incorporate by reference to Exhibit 3.2 of Form 10-SB, filed
              March 15, 2001)
99.1          Section 1350 certification

Reports on 8-K

     None

                 ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 21, 2003, our principal executive and financial officer, April Marino, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Ms. Marino did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved management or other employees who had a significant role in our internal controls. She did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2003        Libra Alliance Corporation


                            By: /s/ April Marino
                               April Marino
                               President, Secretary/Treasurer and Director
                               Principal Executive and Financial Officer

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, April Marino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Libra Alliance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                              /s/ April Marino
Date:  March 24, 2003        ____________________________________
                             April Marino
                             Principal Executive Officer




            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, April Marino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Libra Alliance Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             /s/ April Marino
Date: March 24, 2003        ____________________________________
                            April Marino
                            Principal Financial Officer