Form 10QSB
period 2003-03-31
LIBRA ALLIANCE CORP
filed 2003-05-12
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

       NEVADA                                          91-1829866
-----------------------                 -------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah  84106
-----------------------------------------------------
(Address of principal executive offices and zip code)

Issuer's telephone number:         (801) 323-2395

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

As of April 17, 2003 the issuer had 5,400,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Plan of Operations................................................8

Item 3:  Controls and Procedures ..........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K .................................9

Signatures and Certifications .............................................9











                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation

                       Financial Statements

                          March 31, 2003

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March 31    December 31
                                                      2003         2002
                                                -------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                          $       2,361  $      2,361
                                                -------------- -------------

   TOTAL ASSETS                                 $       2,361  $      2,361
                                                ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                $       5,000  $      5,000
                                                -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,400,000 shares
  issued and outstanding                                5,400         5,400

Additional Paid-in Capital                             42,800        42,800

Deficit Accumulated During the Development Stage      (50,839)      (50,839)
                                                -------------- -------------

  Total Stockholders' Equity (deficit)                 (2,639)       (2,639)
                                                -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $       2,361  $      2,361
                                                ============== =============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                 From
                                                                 inception on
                                     For the three For the three May 5,
                                     months ended  months ended  1997 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        50,839
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        50,839
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (50,839)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING     5,400,000     5,400,000     5,021,243
                                     ============= ============= =============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                                                 May 5,
                                     For the three months ended  1997 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (50,839)
  Less  Non-cash Items:
  Increase in Accounts Payable                  -             -         5,000
  Shares issued for services                    -             -        12,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -       (33,839)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -         2,361

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $      2,361
                                     ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services            $          -  $          -  $     12,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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


Item 2.  Plan of Operations

      We have experienced losses from inception and for the three month period ended March 31, 2003, we had $2,361 cash on hand and current liabilities of $5,000. Since inception, we have primarily financed our operations through the sale of our common stock. Private placements of our common stock have provided operating funds and paid for services provided by third parties and management anticipates future private placements of our common shares will finance our operations.

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

Item 3: Controls and Procedures

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 7, 2003, our principal executive and financial officer, April Marino, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

Part II Exhibits

3.1      Articles of Incorporation, dated May 5, 1997
         (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.2      Bylaws of Libra Alliance Corporation
         (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)

99.1     Section 1350 certification


Reports on Form 8-K

      None.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


DATE: May 8, 2003                 LIBRA ALLIANCE CORPORATION

                                   April L. Marino
                               By: ______________________________________
                                   April L. Marino
                                   President, Principal Executive and
                                   Financial Officer and Director

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



                               /s/ April L. Marino
DATE: May 8, 2003            ____________________________________________
                             April L. Marino, Principal Executive Officer

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


                              /s/ April L. Marino
DATE: May 8, 2003           ___________________________________________
                            April L. Marino, Principal Financial Officer