Form 10QSB
period 2003-06-30
LIBRA ALLIANCE CORP
filed 2003-08-01
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

       NEVADA                                                 91-1829866
------------------------               ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah  84106
-----------------------------------------------------
(Address of principal executive offices and zip code)

Issuer's telephone number:         (801) 323-2395
                                 -------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

As of July 28, 2003 the issuer had 5,400,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Plan of Operations................................................8

Item 3:  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..................................9

Signatures.................................................................9





                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation
                       Financial Statements
                          June 30, 2003

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     June 30   December 31
                                                       2003       2002
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $      1,311  $      2,361
                                                  ------------- -------------

  TOTAL ASSETS                                    $      1,311  $      2,361
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                   $     5,000  $      5,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 5,400,000 shares
  issued and outstanding                                 5,400         5,400

Additional Paid-in Capital                              42,800        42,800

Deficit Accumulated During the Development Stage       (51,889)      (50,839)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                  (3,689)       (2,639)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      1,311  $      2,361
                                                  ============= =============




                          Libra Alliance Corporation
                        (A Development  Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        May 5,
                             three months   three months   six months     six months     1997
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------

REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative           1,050              -          1,050              -         51,889
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                   1,050              -          1,050              -         51,889
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $      (1,050) $           -  $      (1,050) $           -  $     (51,889)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $       (0.01)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    5,400,000      5,400,000      5,400,000      5,400,000      5,036,582
                             ============== ============== ============== ============== ==============




                                       5

                          Libra Alliance Corporation
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)
                                                                          From
                                                                          Inception on
                                               For the six months ended   May 5, 1997
                                                         June 30,         Through
                                                    2003        2002      June 30, 2003
                                             ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                   $     (1,050) $           -  $     (51,889)
  Less  Non-cash Items:
  Increase in Accounts Payable                          -              -          5,000
  Shares issued for services                            -              -         12,200
                                             ------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                             (1,050)             -        (34,689)
                                             ------------- -------------- --------------

Cash Flows from Investing Activities                    -              -              -
                                             ------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                                  -              -              -
                                             ------------- -------------- --------------
Cash Flows from Financing Activities

  Common stock issued for cash                          -              -         36,000
                                             ------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                                  -              -         36,000
                                             ------------- -------------- --------------

Increase (Decrease) in Cash                        (1,050)             -          1,311

Cash and Cash Equivalents at
 Beginning of Period                                2,361          2,500              -
                                             ------------- -------------- --------------

Cash and Cash Equivalents at End of Period   $      1,311  $       2,500  $       1,311
                                             ============= ============== ==============
Supplemental Cash Flow Information:

Stock issued for services                    $          -  $           -  $      12,200

Cash Paid For:
  Interest                                   $          -  $           -  $           -
  Income Taxes                               $          -  $           -  $           -






                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Libra Alliance "we," "us," and "our" refer to Libra Alliance Corporation

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and lack of operations.

Item 2.  Plan of Operations

     We have experienced losses from inception and for the three and six month period ended June 30, 2003, we had $1,311 cash on hand and current liabilities of $5,000. Since inception, we have primarily financed our operations through the sale of our common stock. Private placements of our common stock have provided operating funds and paid for services provided by third parties and management anticipates future private placements of our common shares will finance our operations.

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

Item 3: Controls and Procedures

     Our President, who acts in the capacity as principal executive officer and principal financial officer has designed and established disclosure controls and procedures to ensure that material information is made known to her in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. She did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did she identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits

3.1   Articles of Incorporation, dated May 5, 1997
      (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15,
      2001)
3.2   Bylaws of Libra Alliance Corporation
      (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)
31.1  Section 302 Principal Executive Officer Certification
31.2  Section 302 Principal Financial Officer Certification
32.1  Section 1350 Certification

Reports on Form 8-K

      None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


DATE: July 30, 2003          LIBRA ALLIANCE CORPORATION

                             /s/ April L. Marino
                         By: ______________________________________
                             April L. Marino
                             President, Principal Executive and
                             Financial Officer and Director