Form 10QSB
period 2003-09-30
LIBRA ALLIANCE CORP
filed 2003-11-07
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-32451

                    LIBRA ALLIANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

         NEVADA                                   91-1829866
        --------                                  ----------
(State of incorporation)              (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah       84106
----------------------------------------------------------
(Address of principal executive offices)        (Zip code)

Issuer's telephone number:   (801) 323-2395
                             --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [ ] No

As of October 28, 2003 the issuer had 5,400,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.........................................3

Item 2:  Plan of Operations ..........................................8

Item 3:  Controls and Procedures......................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ............................9

Signatures............................................................9




                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation

                       Financial Statements

                        September 30, 2003

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
                                                  ============= =============



                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   May 5,
                              months ended   months ended   months ended   months ended   1997 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------
REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -          1,050              -          51,889
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -          1,050              -          51,889
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $      (1,050) $           -  $      (51,889)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $        (0.01)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     5,400,000      5,400,000      5,400,000      5,400,000       5,050,876
                              ============== ============== ============== ============== ===============


















                           Libra Alliance Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  May 5,
                                                                     Sept. 30,          1997 through
                                                            --------------------------- Sept 30,
                                                                2003             2002   2003
                                                            ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                                  $     (1,050) $          -  $    (51,889)
  Less  Non-cash Items:
  Increase in Accounts Payable                                         -             -         5,000
  Shares issued for services                                           -             -        12,200
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities                (1,050)            -       (34,689)
                                                            ------------- ------------- -------------

Cash Flows from Investing Activities                                   -             -             -
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities                     -             -             -
                                                            ------------- ------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                                         -             -        36,000
                                                            ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities                     -             -        36,000
                                                            ------------- ------------- -------------

Increase (Decrease) in Cash                                       (1,050)            -         1,311

Cash and Cash Equivalents at Beginning of Period                   2,361         2,500             -
                                                            ------------- ------------- -------------

Cash and Cash Equivalents at End of Period                  $      1,311  $      2,500  $      1,311
                                                            ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services                                   $          -  $          -  $     12,200

Cash Paid For:
  Interest                                                  $          -  $          -  $          -
  Income Taxes                                              $          -  $          -  $          -





                                        6

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Libra Alliance "we," "us," and "our" refer to Libra Alliance Corporation

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

Item 2.  Plan of Operations

     We have experienced losses from inception and for the three and nine month periods ended September 30, 2003, we had $1,311 cash on hand and current liabilities of $5,000. These liabilities are related to our reporting obligations under the Exchange Act. We accrued $5,000 of expenses for professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Libra Alliance.

     We have not made a formal study of the economic potential of any business. As of the date of this filing, we have not identified any assets or business opportunities for acquisition. All risks inherent in new and inexperienced enterprises are inherent in our business. Potential investors must recognize that because of limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.

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

Item 3: Controls and Procedures

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits

3.1   Articles of Incorporation, dated May 5, 1997
      (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15,
      2001)
3.2   Bylaws of Libra Alliance Corporation
      (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001.)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


DATE:  October 28, 2003       LIBRA ALLIANCE CORPORATION


                                  /s/ April L. Marino
                              By: ______________________________________
                                  April L. Marino
                                  President, Principal Executive and
                                  Financial Officer and Director