Form 10KSB
period 2003-12-31
LIBRA ALLIANCE CORP
filed 2004-03-22
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003


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

As of March 4, 2004 the registrant had 6,400,000 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................6
Item 3.  Legal Proceedings.................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...............6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities.................................6
Item 6.  Plan of Operations................................................7
Item 7.  Financial Statements..............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................18
Item 8A. Controls and Procedures..........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................18
Item 10. Executive Compensation...........................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................19
Item 12. Certain Relationships and Related Transactions...................20
Item 13. Exhibits and Reports on Form 8-K.................................20
Item 14. Principal Accountant Fees and Services...........................20
Signatures................................................................21




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

Our management will analyze the business opportunities; however, none of our management are professional business analysts (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with acquisitions of business opportunities and has not been involved with an initial public offering. Ms. April L. Marino, our President, was involved as a director and officer of one acquisition between a blank check company and an operating company in January 2002. The transaction was structured as a stock-for-stock exchange and upon consummation of the acquisition, Ms. Marino resigned as an officer and director of that company.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, Ms. Marino is a director of other blank check companies with a structure and a business plan which is identical to ours and she may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management or principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Libra's other stockholders.

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

No individual factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

                 ITEM 2:  DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Our common stock is not listed on any market and we do not have any market activity in our stock as of the date this filing. We had 42 stockholders of
record on March 4, 2004.   We have not granted any options or warrants.  We
have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 15, 2003, we issued an aggregate of 1,000,000 restricted common shares in consideration for business and administrative services valued at approximately $10,000. We issued 500,000 to Empire Fund Managers and 500,000 shares to First Equity Holdings Corp. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

                    ITEM 6:  PLAN OF OPERATION

We have minimal cash and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                   Libra Alliance Corporation

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements ..........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Libra Alliance Corporation:

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception May 5, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation
(a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception May 5, 1997 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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






/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
February 3, 2004

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                         December 31
                                                      2003          2002
                                                 ------------- --------------
CURRENT ASSETS

Cash (Note 1)                                    $      1,295  $       2,361
                                                 ------------- --------------

   TOTAL ASSETS                                  $      1,295  $       2,361
                                                 ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $      5,000  $       5,000
                                                 ------------- --------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 6,400,000 and 5,400,000
  shares issued and outstanding                         6,400          5,400

Additional Paid in Capital                             51,800         42,800

Deficit Accumulated during the development stage      (61,905)       (50,839)
                                                 ------------- --------------

   Total Stockholders' Equity (deficit)                (3,705)        (2,639)
                                                 ------------- --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      1,295  $       2,361
                                                 ============= ==============




The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                                                                 From
                                                                 Inception on
                                                                 May 5, 1997
                                         For the Years Ended     to
                                             December 31         Dec. 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General & Administrative                 11,066         5,139        61,905
                                     ------------- ------------- -------------

    Total Expenses                         11,066         5,139        61,905
                                     ------------- ------------- -------------

Net Loss                             $    (11,066) $     (5,139) $    (61,905)
                                     ============= ============= =============

Net Loss Per Share                   $       0.00  $       0.00  $      (0.01)
                                     ============= ============= =============

Weighted average shares outstanding     5,457,534     5,400,000     5,072,727
                                     ============= ============= =============















The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Statements of Stockholders' Equity
     From Inception on May 5, 1997 through December 31, 2003

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Common stock, issued at
 inception for cash at
 $.001 per share              1,000,000  $    1,000  $        -  $          -

Common stock, issued at
 inception for services
 at $.001 per share             200,000         200           -             -

Common stock issued for
 cash at $.01 per share       3,500,000       3,500      31,500             -

Net (loss) for the year
 ended December 31, 1997              -           -           -       (22,000)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1997            4,700,000       4,700      31,500       (22,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -        (9,900)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1998            4,700,000       4,700      31,500       (31,900)

Net (loss) for the year
 ended December 31, 1999              -           -           -        (1,100)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 1999            4,700,000       4,700      31,500       (33,000)

Common stock issued for
 services at $.01 per share     200,000         200       1,800             -

Common stock issued for
 services at $.02 per share     500,000         500       9,500             -

Net (loss) for the year
 ended December 31, 2000              -           -           -       (12,700)
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2000            5,400,000       5,400      42,800       (45,700)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance -
 December 31, 2001            5,400,000       5,400      42,800       (45,700)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,139)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002   5,400,000       5,400      42,800       (50,839)

Common stock issued for
 services at $.01 per share   1,000,000       1,000       9,000             -

Net (loss) for the year
 ended December 31, 2003              -           -           -       (11,066)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003   6,400,000  $    6,400  $   51,800  $    (61,905)
                           ============= =========== =========== =============




 The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows



                                                                 From
                                                                 Inception on
                                                                 May 5, 1997
                                         For the Years Ended     Through
                                             December 31         December 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $    (11,066) $     (5,139) $    (61,905)
  Adjustments for non-cash items:
   Increase in Accounts Payable                 -         5,000         5,000
   Shares issued for services              10,000             -        22,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                     (1,066)         (139)      (34,705)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) in
  Investing Activities                          -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities

  Issued common stock for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                          -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                (1,066)         (139)        1,295

Cash - beginning of period                  2,361         2,500             -
                                     ------------- ------------- -------------

Cash - end of period                 $      1,295  $      2,361  $      1,295
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

NonCash Financing Activities

    During 1997, 200,000 shares of common stock were issued at $.001 per share for services

    During 2000, 200,000 and 500,000 shares of common stock were issued for services at $.01 and $.02 per share, respectively

    During 2003, 1,000,000 shares of common stock were issued at $.01 for services


The accompanying notes are an integral part of these financial statements

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.   Earnings (Loss) Per Share

                                        Income (loss)  Shares       Per Share
                                        (Numerator)   (Denominator) Amount
                                        -------------- ------------ ----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    ( 11,066)   5,457,534  $   (0.00)
                                        ============== ============ ==========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $      (5,139)   5,400,000  $   (0.00)
                                        ============== ============ ==========
From inception on May 5, 1997 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $     (61,905)   5,072,727  $   (0.01)
                                        ============== ============ ==========

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $56,905 will be offset against future taxable income. These NOL carryforwards began to expire in the year 2017 No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2003 and 2002:

                                                 December 31,
                                             2003           2002
                                         ------------- -------------
     Deferred tax asset:
          NOL carryforward               $     19,347  $     16,855

          Valuation allowance                 (19,347)      (16,855)
                                         ------------- -------------

                                         $          -  $          -
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

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002



NOTE 4 - Related Party Transactions

     During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.


NOTE 5 - Stockholders' Equity

     During 2003, the Company issued 1,000,000 shares of common stock for services rendered valued at $10,000 (or $.01 per share).

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director and her age and biographical information are presented below. Our bylaws require at least one director who serves until our next annual meeting of shareholders or until her successor is elected and qualified. Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name              Age   Position Held                        Director Since
-----            ----   -------------                        --------------

April Marino      29    President, Secretary/Treasurer       July 9, 1999
                        Director

April Marino - Ms. Marino has worked as a secretary for First Equity Holdings Corp. since December 1997. Ms. Marino is a director of Suncrest Global Energy Corp., a reporting company that has developed a mini-oil refinery, and Pinecrest Services, Inc., a blank check reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations from these reporting persons that no Forms 5 were required, we believe no filings were required.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10:  EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Our President, Ms. Marino, who serves in a capacity similar to chief executive officer, did not receive compensation during the year ended December 31, 2003. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,400,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock           Percentage of Class
----------------------------   --------------         -------------------

Technology Equity Fund Corp.        500,000                   7.8%
525 South 300 East
Salt Lake City, Utah 84111

Empire Fund Managers                500,000                   7.8%
3353 South Main
Salt Lake City, Ut 84115

First Equity Holdings Corp.         500,000                   7.8%
2157 S. Lincoln Street
Salt Lake City, UT 84106

M. Jeanne Ball                      400,000                   6.3%
968 Bloomsbury Cove
Murray, Utah 84123

Anita Patterson                     400,000                   6.3%
588 North West Capital
Salt Lake City, Utah 84103

Mitchell T Godfrey, Trustee         395,000                   6.2%
230 North Fork Ray Creek
Townsend, MT 59644

                            MANAGEMENT

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock           Percentage of Class
----------------------------   --------------         -------------------

April Marino                        225,000                   3.5%
402 East Maxwell Lane
Salt Lake City, Utah 84115



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

Reports on 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,100 for the year ended December 31, 2002 and $1,239 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 11, 2004              LIBRA ALLIANCE CORPORATION

                                    /s/ April Marino
                               By:___________________________________________
                                  April Marino
                                  President, Secretary/Treasurer and Director
                                  Principal Executive and Financial Officer