Form 10QSB
period 2004-03-31
LIBRA ALLIANCE CORP
filed 2004-05-14
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For quarterly period ended March 31, 2004

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  Commission File No. 000-32451

                    LIBRA ALLIANCE CORPORATION
               (Name of registrant in its charter)

          Nevada                                       91-1829866
(State of incorporation)                  (I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah           84106
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

As of May 5, 2004, the issuer had a total of 6,400,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements............................................2

Item 2.  Plan of Operation...............................................8

Item 3.  Controls and Procedures.........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................9

Signatures...............................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation

                       Financial Statements

                          March 31, 2004

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                             -------

                                                      March 31    December 31
                                                        2004         2003
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      1,295  $      1,295
                                                   ------------- -------------

  TOTAL ASSETS                                     $      1,295  $      1,295
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              --------------------------------------

CURRENT LIABILITIES

Accounts Payable - related party                   $      5,000  $      5,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 6,400,000 shares issued
  and outstanding                                         6,400         6,400

Additional Paid-in Capital                               51,800        51,800

Deficit Accumulated During the Development Stage        (61,905)      (61,905)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                   (3,705)       (3,705)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      1,295  $      1,295
                                                   ============= =============

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)
                                                                From
                                                                inception on
                                For the         For the         May 5,
                                three months    three months    1997 to
                                ended March 31, ended March 31, March 31,
                                2004            2003            2004
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------

EXPENSES
  General & Administrative                   -               -         61,905
                                --------------- --------------- --------------

    TOTAL EXPENSES                           -               -         61,905
                                --------------- --------------- --------------

NET INCOME (LOSS)               $            -  $            -  $     (61,905)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.01)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         6,400,000       5,400,000     5,120,619
                                =============== =============== ==============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                     For the three months ended  May 5,
                                              March 31,          1997 Through
                                     --------------------------- March 31,
                                           2004         2003     2004
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (61,905)
  Less  Non-cash Items:
  Increase in Accounts Payable                  -             -         5,000
  Shares issued for services                    -             -        22,200
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                          -             -       (34,705)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                          -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Common stock issued for cash                  -             -        36,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                          -             -        36,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -         1,295

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $      1,295
                                     ============= ============= =============

Supplemental Cash Flow Information:

Stock issued for services            $          -  $          -  $     22,200

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2004


GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

In this report references to "Libra Alliance," "we," "us," and "our" refer to Libra Alliance Corporation

                    FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Libra Alliance's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2.   PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition. Potential investors must recognize that because of limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of March 31, 2004, we had $1,295 cash on hand and total current liabilities of $5,000. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that they will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 22, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1     Principal Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation, dated February 10, 1999 (Incorporated by reference to exhibit 3.1 of the Form 10-SB File No. 000-30951, filed July 6, 2000)
3.2 Bylaws (Incorporated by reference to exhibit 3.3 of the Form 10-SB File No. 000-30951, filed July 6, 2000)

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                  Libra Alliance Corporation


                                  /s/ April L. Marino
Date: May 10, 2004             By:_________________________________________
                                  April L. Marino
                                  President, Principal Executive and
                                  Financial Officer and Director