Form 10QSB
period 2005-03-31
LIBRA ALLIANCE CORP
filed 2005-05-13
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For quarterly period ended March 31, 2005

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

As of May 9, 2005 Libra Alliance Corporation had a total of 6,400,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes  [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation.................................................8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation

                       Financial Statements

                          March 31, 2005

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets

                                                      March 31    December 31
                                                        2005          2004
                                                   ------------- -------------
                                                    (Unaudited)

                              ASSETS
                              ------

CURRENT ASSETS

Cash                                               $      4,159  $      4,364
                                                   ------------- -------------

  TOTAL ASSETS                                     $      4,159  $      4,364
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES

Accounts Payable - related party                   $      5,000  $      5,000
Accounts Payable - other                                  5,900         5,205
                                                   ------------- -------------

  Total Liabilities                                      10,900        10,205
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 6,400,000 shares
  issued and outstanding                                  6,400         6,400

Additional Paid-in Capital                               51,800        51,800

Deficit Accumulated During the Development Stage        (64,941)      (64,041)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                   (6,741)       (5,841)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      4,159  $      4,364
                                                   ============= =============

                    Libra Alliance Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                For the         For the         May 5,
                                three months    three months    1997
                                ended March 31, ended March 31, to March 31,
                                2005            2004            2005
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                 900               -         64,941
                                --------------- --------------- --------------

    TOTAL EXPENSES                         900               -         64,941
                                --------------- --------------- --------------

NET INCOME (LOSS)               $         (900) $            -  $     (64,941)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.01)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,400,000       6,400,000      5,282,369
                                =============== =============== ==============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                      For the three months ended May 5,
                                                March 31,        1997 Through
                                      -------------------------- March 31,
                                           2005         2004     2005
                                      ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                            $       (900) $         -  $    (64,941)
  Less Non-cash Items:
  Increase in Accounts Payable                 695            -        10,900
  Shares issued for services                     -            -        22,200
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                        (205)           -       (31,841)
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -             -
                                      ------------- ------------ -------------
Cash Flows from Financing Activities
  Common stock issued for cash                   -            -        36,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -        36,000
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                   (205)           -         4,159

Cash and Cash Equivalents at
  Beginning of Period                        4,364        1,295             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
  End of Period                       $      4,159  $     1,295  $      4,159
                                      ============= ============ =============
Supplemental Cash Flow Information:

Stock issued for services             $          -  $         -  $     22,200

Cash Paid For:
  Interest                            $          -  $         -  $          -
  Income Taxes                        $          -  $         -  $          -

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2005


GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of March 31, 2005 we had $4,159 cash on hand and total current liabilities of $10,900. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that they will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 30, 2005, remain accurate.

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

                                  LIBRA ALLIANCE CORPORATION


                                  /s/ April L. Marino
Date: May 11, 2005            By: _________________________________________
                                  April L. Marino
                                  President, Principal Executive Officer,
                                  Principal Financial Officer, and Director