Form 10QSB
period 2005-06-30
LIBRA ALLIANCE CORP
filed 2005-08-09
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For quarterly period ended June 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [ ]

As of July 27, 2005, Libra Alliance Corporation had a total of 6,400,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation................................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................9

Signatures................................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                    Libra Alliance Corporation

                       Financial Statements

                          June 30, 2005

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    June 30     December 31
                                                      2005          2004
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS

Cash                                             $      2,730  $      4,364
                                                 ------------- -------------

  TOTAL ASSETS                                   $      2,730  $      4,364
                                                 ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - related party                $       5,000  $      5,000
Accounts Payable - other                                5,200         5,205
                                                 ------------- -------------
  Total liabilities                                    10,200        10,205

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  6,400,000 shares issued and outstanding               6,400         6,400

Additional Paid-in Capital                             51,800        51,800

Deficit Accumulated During the Development Stage      (65,670)      (64,041)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                 (7,470)       (5,841)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      2,730  $      4,364
                                                 ============= =============

                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    May 5,
                            months ended   months ended   months ended   months ended   1997
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative            729          1,276          1,629          1,276         65,670
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                    729          1,276          1,629          1,276         65,670
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $        (729) $      (1,276) $      (1,629) $      (1,276) $     (65,670)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.01)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   5,400,000      5,400,000      5,400,000      5,400,000      5,316,521
                            ============== ============== ============== ============== ==============




                                        5




                            Libra Alliance Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                  From
                                                                                  Inception on
                                                                                  May 5,
                                                       For the six months ended   1997
                                                               June 30,           Through
                                                    ----------------------------- June 30,
                                                          2005          2004      2005
                                                    -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                                          $      (1,629) $      (1,276) $     (65,670)
  Less  Non-cash Items:
  Increase in Accounts Payable                                 (5)         5,000         10,200
  Shares issued for services                                    -              -         22,200
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities         (1,634)         3,724        (33,270)
                                                    -------------- -------------- --------------

Cash Flows from Investing Activities                            -              -              -
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities              -              -              -
                                                    -------------- -------------- --------------
Cash Flows from Financing Activities
  Common stock issued for cash                                  -              -         36,000
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities              -              -         36,000
                                                    -------------- -------------- --------------

Increase (Decrease) in Cash                                (1,634)         3,724          2,730

Cash and Cash Equivalents at Beginning of Period            4,364          1,295              -
                                                    -------------- -------------- --------------

Cash and Cash Equivalents at End of Period          $       2,730  $       5,019  $       2,730
                                                    ============== ============== ==============

Supplemental Cash Flow Information:

Stock issued for services                           $           -  $           -  $      22,200

Cash Paid For:
  Interest                                          $           -  $           -  $           -
  Income Taxes                                      $           -  $           -  $           -



                                        6

                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2005


GENERAL
-------

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of June 30, 2005 we had $2,730 cash on hand and total current liabilities of $10,200. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that they will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.


ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, she determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                  LIBRA ALLIANCE CORPORATION


                                   /s/ April L. Marino
Date: August 5, 2005           By: _________________________________________
                                   April L. Marino
                                   President, Principal Executive Officer,
                                   Principal Financial Officer, and Director