Form 10QSB
period 2006-06-30
LIBRA ALLIANCE CORP
filed 2006-08-08
CIK 1130888

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarterly period ended June 30, 2006

       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       Commission File No. 000-32451


                   LIBRA ALLIANCE CORPORATION
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Nevada                                        91-1829866
-----------------------                 ------------------------------------
(State of incorporation)                (I.R.S. Employer Identification No.)

       2157 S. Lincoln Street, Salt Lake City, Utah  84106
      ------------------------------------------------------
             (Address of principal executive offices)

                          (801) 323-2395
                   ----------------------------
                   (Issuer's telephone number)

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

As of July 17, 2006, Libra Alliance Corporation had a total of 6,400,000 shares of common stock outstanding.

Transitional small business disclosure format:        Yes  [ ]     No  [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........7

Item 3.  Controls and Procedures............................................7

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................8

Signatures..................................................................8




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.



                    Libra Alliance Corporation

                  (A Development Stage Company)

                       Financial Statements

                          June 30, 2006

                    Libra Alliance Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                    June 30     December 31
                                                     2006           2005
                                                  ------------- ------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $      6,306  $     1,927
                                                  ------------- ------------

  Total Current Assets                                   6,306        1,927
                                                  ------------- ------------

  TOTAL ASSETS                                    $      6,306  $     1,927
                                                  ============= ============

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts Payable - related party                 $      9,850  $     9,850
 Accounts Payable - other                                5,000        5,000
 Loan Payable                                            8,000            -
                                                  ------------- ------------

   Total Current Liabilities                            22,850       14,850
                                                  ------------- ------------

   Total liabilities                                    22,850       14,850
                                                  ------------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 6,400,000 shares issued
 and outstanding                                         6,400        6,400

Additional Paid-in Capital                              51,800       51,800

Deficit Accumulated During the Development Stage       (74,744)     (71,123)
                                                  ------------- ------------

  Total Stockholders' Equity (deficit)                 (16,544)     (12,923)
                                                  ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      6,306  $     1,927
                                                  ============= ============




The accompanying notes are an integral part of these financial statements.




                    Libra Alliance Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    May 5,
                            months ended   months ended   months ended   months ended   1997
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2006           2005           2006           2005           2006
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative          3,373            729          3,621          1,629         74,744
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                  3,373            729          3,621          1,629         74,744
                            -------------- -------------- -------------- -------------- --------------
INCOME FROM CONTINUING
OPERATIONS AND BEFORE TAXES        (3,373)          (729)        (3,621)        (1,629)       (74,744)

TAXES                                   -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $      (3,373) $        (729) $      (3,621) $      (1,629) $     (74,744)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.01)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   6,400,000      6,400,000      6,400,000      6,400,000      5,434,819
                            ============== ============== ============== ============== ==============



    The accompanying notes are an integral part of these financial statements.


                                        4






                            Libra Alliance Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                  From
                                                                                  Inception on
                                                                                  May 5,
                                                       For the six months ended   1997
                                                               June 30,           Through
                                                    ----------------------------- June 30,
                                                          2006          2005      2006
                                                    -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                          $      (3,621) $      (1,629) $     (74,744)
  Adjustment to reconcile net (loss) to cash
  provided (used) by operating activities
    Shares issued for services                                  -              -         22,200
  Changes in assets and liabilities:
    Increase in Accounts Payable                                -             (5)        14,850
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities         (3,621)        (1,634)       (37,694)
                                                    -------------- -------------- --------------

Cash Flows from Investing Activities                            -              -              -
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities              -              -              -
                                                    -------------- -------------- --------------
Cash Flows from Financing Activities
  Loan Proceeds                                             8,000              -          8,000
  Common stock issued for cash                                  -              -         36,000
                                                    -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities          8,000              -         44,000
                                                    -------------- -------------- --------------

Increase (Decrease) in Cash                                 4,379         (1,634)         6,306

Cash and Cash Equivalents at Beginning of Period            1,927          4,364              -
                                                    -------------- -------------- --------------

Cash and Cash Equivalents at End of Period          $       6,306  $       2,730  $       6,306
                                                    ============== ============== ==============
Supplemental Cash Flow Information:

Stock issued for services                           $           -  $           -  $      22,200

Cash Paid For:
  Interest                                          $           -  $           -  $           -
  Income Taxes                                      $           -  $           -  $           -




    The accompanying notes are an integral part of these financial statements.





                    Libra Alliance Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2006


GENERAL

Libra Alliance Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

NOTE PAYABLE

During the quarter the Company received a loan of $8,000 from an unrelated party. As of the end of the period, the terms of the note have not been finalized.

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

As of June 30, 2006 we had $6,306 cash on hand and total current liabilities of $22,850. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and historically have relied on related parties and third parties to pay for these costs on our behalf.

During the second quarter of 2006 we borrowed $8,000 from a third party, but as of the date of this filing the terms of this note have not been finalized. We intend to use this cash to fund our operations for the short term, but will likely still rely on other parties to pay for costs on our behalf when we have insufficient cash. We have not entered into written agreements with any parties guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future. We may repay our debt with cash, if available, or may convert the debt into common stock.


ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, she determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

                                  LIBRA ALLIANCE CORPORATION


                                    /s/ April L. Marino
Date: August 7, 2006           By: _________________________________________
                                   April L. Marino
                                   President, Principal Executive Officer,
                                   Principal Financial Officer, and Director