Form 10QSB
period 2007-06-30
LIBRA ALLIANCE CORP
filed 2007-08-08
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Yes  [X]     No  [  ]

As of August 1, 2007, Libra Alliance Corporation had a total of 6,400,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Libra Alliance Corporation

(A Development Stage Company)

Financial Statements

June 30, 2007

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 7,894	$ 1,502

TOTAL ASSETS	$ 7,894	$ 1,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$ 9,850	$ 9,850
Accounts Payable	25,300	13,600
Total Current Liabilities	35,150	23,450

Total liabilities	35,150	23,450

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid-in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(85,456)	(80,148)

Total Stockholders' Deficit	(27,256)	(21,948)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 7,894	$ 1,502

Libra Alliance Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months	From Inception on
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	May 5, 1997
	2007	2006	2007	2006	to June 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	5,278	3,373	5,308	3,621	85,456

TOTAL EXPENSES	5,278	3,373	5,308	3,621	85,456

Net Operating Loss	(5,278)	(3,373)	(5,308)	(3,621)	(85,456)

LOSS BEFORE TAXES	(5,278)	(3,373)	(5,308)	(3,621)	(85,456)

TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (5,278)	$ (3,373)	$ (5,308)	$ (3,621)	$ (85,456)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING	6,400,000	6,400,000	6,400,000	6,400,000	5,534,176

Libra Alliance Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the six months ended		May 5, 1997
	June 30,		Through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities
Net Loss	$ (5,308)	$ (3,621)	$ (85,456)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities.
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	11,700	8,000	35,150

Net Cash Provided (Used) by Operating Activities	6,392	4,379	(28,106)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-	36,000

Net Cash Provided (Used) by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	6,392	4,379	7,894

Cash and Cash Equivalents at Beginning of Period	1,502	1,927	-

Cash and Cash Equivalents at End of Period	$ 7,894	$ 6,306	$ 7,894

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ 22,200

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2007

GENERAL

Libra Alliance Corporation  (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of June 30, 2007 we had $7,894 cash on hand, with total current liabilities of $35,150 and have not recorded revenues for the past two fiscal years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, she determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2007	LIBRA ALLIANCE CORPORATION By: /s/ April L. Marino April L. Marino President, Principal Executive Officer, Principal Financial Officer, and Director