Form 10QSB
period 2007-09-30
LIBRA ALLIANCE CORP
filed 2007-11-09
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2007

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

 Yes  [X]     No  [  ]

As of October 29, 2007, Libra Alliance Corporation had a total of 6,400,000 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

8

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Libra Alliance Corporation

(A Development Stage Company)

Financial Statements

September 30, 2007

Libra Alliance Corporation

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 4,250	$ 1,502
Total Current Assets	4,250	1,502

TOTAL ASSETS	$ 4,250	$ 1,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$ 9,850	$ 9,850
Accounts Payable - other	25,600	13,600
Total Current Liabilities	35,450	23,450

Total liabilities	35,450	23,450

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid-in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(89,400)	(80,148)

Total Stockholders' Deficit	(31,200)	(21,948)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,250	$ 1,927

The accompanying notes are an integral part of these financial statements.

Libra Alliance Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From
	For the three	For the three	For the nine	For the nine	Inception on
	months ended	months ended	months ended	months ended	May 5, 1997
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to Sept. 30,
	2007	2006	2007	2006	2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	3,944	2,898	9,252	6,519	89,400

TOTAL EXPENSES	3,944	2,898	9,252	6,519	89,400

Net Operating Loss	(3,944)	(2,898)	(9,252)	(6,519)	(89,400)

OTHER INCOME (EXPENSE)

Interest Expense	-	(160)	-	(160)	-

LOSS BEFORE TAXES	-	(3,058)	(9,252)	(6,679)	(89,400)

TAXES	-	-	-	-	-

NET LOSS	$ -	$ (3,058)	$ (9,252)	$ (6,679)	$ (89,400)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,400,000	6,400,000	6,400,000	6,400,000	5,558,678

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception on
			May 5, 1997
	For the nine months ended		Through
	September 30,		September 30
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss	$ (9,252)	$ (6,679)	$ (89,400)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities.
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	12,000	410	35,450

Net Cash Provided (Used) by Operating Activities	2,748	(6,269)	(31,750)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Loan Proceeds	-	8,000	-
Common stock issued for cash	-	-	36,000

Net Cash Provided (Used) by Financing Activities	-	8,000	36,000

Increase (Decrease) in Cash	2,748	1,731	4,250

Cash and Cash Equivalents at Beginning of Period	1,502	1,927	-

Cash and Cash Equivalents at End of Period	$ 4,250	$ 3,658	$ 4,250

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ 22,200

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

GENERAL

Libra Alliance Corporation  (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007 we had $4,250 cash on hand, with total current liabilities of $35,450 and we have not recorded revenues for the past two fiscal years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Until we acquire or merge with a business opportunity, we do not anticipate that we will have research and development expense, nor that we will hire employees.

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

Also, she determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 7, 2007	LIBRA ALLIANCE CORPORATION By: /s/ April L. Marino April L. Marino President, Principal Executive Officer, Principal Financial Officer, and Director