Form 10-K
period 2007-12-31
LIBRA ALLIANCE CORP
filed 2008-03-19
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-32451

LIBRA ALLIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1829866 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

Registrant’s telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates can not be determined.

The number of shares outstanding of the registrant’s common stock as of March 5, 2008, was 6,400,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.    Business

3

Item 2.    Properties

5

Item 3.    Legal Proceedings

5

Item 4.    Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

6

Item 6.    Selected Financial Data

6

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

7

Item 8.    Financial Statements and Supplementary Data

7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A. Controls and Procedures

18

Item 9B. Other Information

18

PART III

Item 10. Directors, Executive Officers and Corporate Governance

18

Item 11. Executive Compensation

19

Item 12. Security Ownership of Certain Beneficial Owners and Management

              and Related Stockholder Matters

20

Item 13. Certain Relationships and Related Transactions, and Director Independence

21

Item 14. Principal Accountant Fees and Services

21

PART IV

Item 15. Exhibits, Financial Statement Schedules

22

Signatures

22

In this annual report references to “Libra,” “we,” “us,” and “our” refer to Libra Alliance Corporation

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

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

Our President, Ms. Marino, will analyze the business opportunities; however, she is not a professional business analyst.  (See Part III, Item 10, below.)  She may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.   During the past fiscal year, as a director and officer of another shell company she participated in that company’s acquisition of an operating company.

Certain conflicts of interest exist or may develop between us and our principal executive officer.  She has other business interests to which she currently devotes attention, which include her primary employment.  She may be expected to continue to devote her attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through her exercise of judgement in a manner which is consistent with her fiduciary duties to us.

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

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any public trading market.

Holders and Dividends

We had 43 stockholders of record as of March 5, 2008.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended December 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 3,606	$ 1,502
Total assets	3,606	1,502
Total current liabilities	35,750	23,450
Accumulated deficit	(90,344)	(80,148)
Total stockholders’ equity	$ (32,144)	$ (21,948)

SUMMARY OF OPERATING RESULTS
Revenues	$ –	$ –
Total operating expenses	10,196	9,025
Income taxes	–	–
Net loss	$ (10,196)	$ (9,025)
Net loss per share	$ (0.00)	$ (0.00)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Plan of Operation

We are a development stage company and have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.   At December 31, 2007, we had $3,606 in cash and total liabilities of $35,750 and we cannot satisfy our cash requirements.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on management or shareholders to pay for costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity.  If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Provided we do not acquire or merge with an operating business, during the next twelve months we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Libra Alliance Corporation

(A Development Stage Company)

Financial Statements

December 31, 2007 and 2006

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

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from May 5, 1997 (inception), through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation  (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and from May 5, 1997 (inception), through December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

February 16, 2008

__________________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31
	2007	2006

CURRENT ASSETS

Cash	$3,606	$1,502
Total Current Assets	3,606	1,502

TOTAL ASSETS	$3,606	$1,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$9,850	$9,850
Accounts Payable	25,900	13,600
Total Current Liabilities	35,750	23,450

Total Liabilities	35,750	23,450

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid in Capital	51,800	51,800

Deficit Accumulated during the development stage	(90,344)	(80,148)

Total Stockholders' Deficit	(32,144)	(21,948)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$3,606	$1,502

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Operations

			From
	For the Years		Inception on
	Ended		May 5, 1997
	December 31		to Dec. 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	10,196	9,025	90,344

Total Expenses	10,196	9,025	90,344

Net Operating loss	(10,196)	(9,025)	(90,344)

LOSS BEFORE TAXES	(10,196)	(9,025)	(90,344)

TAXES	-	-	-

NET LOSS	$(10,196)	$(9,025)	$(90,344)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,400,000	6,400,000	5,583,180

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on May 5, 1997 through December 31, 2007
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage

Common stock, issued at inception for cash at
$.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,000)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,000)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(31,900)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,100)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,000)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	500,000	500	9,500	-
Net (loss) for the year ended December 31, 2000	-	-	-	(12,700)
Balance - December 31, 2000	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,400,000	5,400	42,800	(50,839)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,066)
Balance - December 31, 2003	6,400,000	6,400	51,800	(61,905)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,136)
Balance - December 31, 2004	6,400,000	6,400	51,800	(64,041)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,082)
Balance - December 31, 2005	6,400,000	6,400	51,800	(71,123)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,025)
Balance - December 31, 2006	6,400,000	6,400	51,800	(80,148)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,196)
Balance - December 31, 2007	6,400,000	$6,400	$51,800	$(90,344)

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
	For the years ended		May 5, 1997
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities:

Net Loss	$(10,196)	$(9,025)	$(90,344)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	12,300	8,600	35,750

Net Cash Provided (Used) by Operating Activities	2,104	(425)	(32,394)

Cash Flows from Investing Activities:	-	-	-

Net Cash Provided (Used) in Investing Activities	-	-	-

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	36,000

Net cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	2,104	(425)	3,606

Cash - beginning of period	1,502	1,927	-

Cash - end of period	$3,606	$1,502	$3,606

Supplemental Cash Flow Information:

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

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

b.

Recognition of Revenue.

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS )”SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

c.

Loss Per Share

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,196)	6,400,000	$ (0.00)
For the year ended December 31, 2006:
Basic EPS Loss to common stockholders	$ (9,025)	6,400,000	$ (0.00)
From inception on May 5,1997 to December 31, 2007:
Basic EPS Loss to common stockholders	$ (90,344)	5,583,180	$ (0.01)

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

December 31, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling $90,344 which will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset: NOL carryforward	$ 30,717	$ 27,250
Valuation allowance	(30,717)	(27,250)
	$ -	$ -

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

December 31, 2007 and 2006

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

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 6 - Recent Pronouncements (Continued)

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

Amounts required to be recognized in accumulated other comprehensive income, i ncluding gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles.  In addition,

SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

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

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2005

NOTE 6 - Recent Pronouncements (Continued)

In February, 2007, the FASB issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" (“SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at  fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”.  The Company does not presently anticipate that the adoption of SFAS 159 would have any impact on its financial statements.

In December , 2007, the FASB issued SFAS No. 141 (Revised) which replaces SFAS No. 141, “BUSINESS COMBINATIONS”.  The purpose of this Statement [“SFAS 141 (R)] is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished by how the acquiring company recognizes and measures the identifiable assets acquired and liabilities assumed; the goodwill acquired or the gain recognized from a bargain purchase; and determining what information to disclose in the financial statements.

SFAS 141 (R) is effective for fiscal years  beginning on or after December 15, 2008 and is effective the same date as that of related SFAS No. 160.  The Company does not presently anticipate that the adoption of SFAS 141 (R) would have any impact on its financial statements.

In December, 2007, the FASB issued SFAS No. 160 “NONCONTROLLING

INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51".  The purpose of this Statement (SFAS 160) is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements relating to a minority interest.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective the same date as that of SFAS 141 (R).  The Company does not presently anticipate that the adoption of SFAS 160 would have any impact on its financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President who serves as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our principle executive officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officer and director and her age and biographical information are presented below.  Our bylaws require at least one director who serves until our next annual meeting of shareholders or until her successor is elected and qualified.  Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name	Age	Position Held	Director Term
April L. Marino	33	President, Secretary/Treasurer Director	July 1999 until next annual meeting

April L. Marino -   Ms. Marino has worked as management assistant with First Equity Holdings Corp. since December 1997 where she specializes in small company management and development.  From 1994 to 1997 she was in sales and service in the personal insurance lines for several insurance companies.

Ms. Marino intends to resign her positions of Secretary and Treasurer within the next 30 days and the board of directors intends to appoint Mr. Anthony S. Clayton as Secretary/Treasurer.  In addition, the board expects to appoint Mr. Clayton as a director of the corporation to fill the vacancy created by Anthony de Greef=s resignation.  Mr. Clayton has been employed as a manager of Fitness Equipment Source since 2001.  He has a keen interest in business management and organization.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2007.

Code of Ethics

Due to the fact that we have only one officer and director and minimal operations, we have not adopted a code of ethics for our principal executive and financial officer.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only one director and officer.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our sole director acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2007.   She did not received any cash or non-cash compensation during the past two fiscal years and she did not have outstanding equity awards at year end.  We have not entered into an employment contract with our executive officer and her compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our principal executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our director for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 6,400,000 shares of common stock outstanding as of March 5, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Empire Fund Managers 3353 South Main Salt Lake City, UT 84115	500,000	7.8%
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	500,000	7.8%
Technology Equity Fund Corp. 525 South 300 East Salt Lake City, UT 84111	500,000	7.8%
M. Jeanne Ball 6071 Aries Drive Salt Lake City, UT 84118	400,000	6.3%
Anita Patterson 588 North West Capital Salt Lake City, UT 84103	400,000	6.3%
Mitchell T Godfrey, Trustee 230 North Fork Ray CreekTownsend, MT 59644	395,000	6.2%

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
April Marino 2157 S. Lincoln Street Salt Lake City, UT 84106	225,000	3.5%
Directors and officers as a group	225,000	3.5%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Since the beginning of our past fiscal year we have not engaged in, or propose to engage in, any transactions involving our executive officer and director, 5% or more stockholders or immediate family members of such persons.

Director Independence

Our director is not an independent director as defined by NASD Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2006
Audit fees	$ 1,958	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3.1

Articles of Incorporation, dated May 5, 1997 (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.2

Bylaws of Libra Alliance Corporation (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March 15, 2001)

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

LIBRA ALLIANCE CORPORATION

By:          /s/ April L. Marino

April L. Marino, President

President, Secretary/Treasurer, Director

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 17, 2008

22