Form 10-Q
period 2008-03-31
LIBRA ALLIANCE CORP
filed 2008-05-14
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 6,400,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheets

3

             Statements of Operations

4

             Statements of Cash Flows

5

             Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 5. Other Information

8

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

Libra Alliance Corporation

(A Development Stage Company)

Financial Statements

March 31, 2008

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets
	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$ 2,606	$ 3,606

Total Current Assets	2,606	3,606

TOTAL ASSETS	$ 2,606	$ 3,606

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$ 9,850	$ 9,850
Accounts Payable	26,300	25,900
Total Current Liabilities	36,150	35,750

Total Liabilities	36,150	35,750

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid-in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(91,744)	(90,344)

Total Stockholders' Deficit	(33,544)	(32,144)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,606	$ 3,606

The accompanying notes are an integral part of these financial statements.

Libra Alliance Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
	For the three	For the three	Inception on
	months ended	months ended	May 5, 1997
	March 31,	March 31,	to March 31,
	2008	2007	2008

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	1,400	30	91,744

TOTAL EXPENSES	1,400	30	91,744

Net Operating Loss	(1,400)	(30)	(91,744)

LOSS BEFORE TAXES	(1,400)	(30)	(91,744)

TAXES	-	-	-

NET LOSS	$ (1,400)	$ (30)	$ (91,744)

NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,400,000	6,400,000

The accompanying notes are an integral part of these financial statements.

Libra Alliance Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			May 5, 1997
	For the three months ended		Through
	March 31,		March 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$ (1,400)	$ (30)	$ (91,744)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	400	(630)	36,150

Net Cash Provided (Used) by Operating Activities	(1,000)	(660)	(33,394)

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-	36,000

Net Cash Provided (Used) by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	(1,000)	(630)	2,606

Cash and Cash Equivalents at Beginning of Period	3,606	1,502	-

Cash and Cash Equivalents at End of Period	$ 2,606	$ 872	$ 2,606

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ 22,200

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

GENERAL

Libra Alliance Corporation  (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

In this report references to “Libra,” “we,” “us,” and “our” refer to Libra Alliance Corporation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company without revenues from operations and we have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.  At March 31, 2008, we had $2,606 in cash and total liabilities of $36,150 and we cannot satisfy our cash requirements for our operations.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on equity or debt transactions.

We may issue common stock for cash, to convert debt, or for services rendered and we anticipate that the common stock will be issued  pursuant to exemptions to registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

During the next twelve months, provided we do not acquire or merge with an operating business, we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In our annual report on Form 10-K, filed March 19, 2008, we reported that April L. Marino would resign her positions of Secretary and Treasurer of the company and that Anthony S. Clayton would be appointed to fill those positions and would fill the vacancy on our board of directors.  On March 20, 2008 she resigned those positions and the board of directors appointed Mr. Clayton to the positions of Secretary/Treasurer and appointed him as a director of the company.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

3.1

Articles of Incorporation, dated May 5, 1997 (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed March 15, 2001)

3.2

        Bylaws of Libra Alliance Corporation (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed March

                15, 2001)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBRA ALLIANCE CORPORATION By: /s/ April L. Marino April L. Marino President and Director Principal Financial Officer	Date: May 13, 2008

9