Form 10-K
period 2008-12-31
LIBRA ALLIANCE CORP
filed 2009-03-30
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2008

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

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 2, 2009, was 6,400,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 2.  Properties

6

Item 3.  Legal Proceedings

6

Item 4.  Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

             and Issuer Purchases of Equity Securities

6

Item 6.  Selected Financial Data

7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 8.  Financial Statements and Supplementary Data

8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A(T).  Controls and Procedures

20

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

21

Item 11.  Executive Compensation

22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

22

Item 13.  Certain Relationships and Related Transactions, and Director Independence

23

Item 14.  Principal Accounting Fees and Services

24

PART IV

Item 15.  Exhibits, Financial Statement Schedules

24

Signatures

25

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

PART I

ITEM 1.  BUSINESS

Historical Development

Libra Alliance was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small- to mid-sized businesses.  We were unsuccessful in our efforts to become an Internet service provider and abandoned that business plan.  We are a development stage company at this time.

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

The current economy creates more challenges for the success of our business plan.  With the inconsistency of the stock market, the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy continues to decline, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Libra Alliance.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business plan and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed to trade on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by that Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze any potential business opportunities; however, none of our board of directors or executive officers are professional business analysts.  (See Part III, Item 10, below.)  Our President, April L. Erickson, has had experience with a corporate acquisition.  She served as a director and officer of another reporting shell company that acquired an operating company in 2007.  Due to management’s limited experience with these types of transactions, management intends to rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our principal executive officers.  Each executive officer has other business interests to which they currently devote attention, which include their primary employment.  They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

•

the quality of the business opportunity’s management and personnel,

•

the anticipated acceptability of its new products or marketing concept,

•

the merit of its technological changes,

•

the perceived benefit that it will derive from becoming a publicly held entity, and

•

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired, possibly resulting in additional expense to that company.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other reporting development stage companies, many of which may have more funds available for such transactions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public market.

Holders and Dividends

We had 43 stockholders of record as of March 2, 2009.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2008, we had $615 in cash and total liabilities of $40,350.  We will need to raise additional capital during the next twelve months to fund our basic operations.  Management intends to rely upon loans to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIBRA ALLIANCE CORPORATION

(A Development Stage Company)

Financial Statements

December 31, 2008 and 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Deficit

 12

Statements of Cash Flows

13

Notes to the Financial Statements

14

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Libra Alliance Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on May 5, 1997  through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 and from inception on May 5, 1997 through December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah 84010

March 24, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets

	December 31
ASSETS	2008	2007

CURRENT ASSETS

Cash	$615	$3,606
Total Current Assets	615	3,606

TOTAL ASSETS	$615	$3,606

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$9,850	$9,850
Accounts Payable	30,500	25,900
Total Current Liabilities	40,350	35,750

Total Liabilities	40,350	35,750

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(97,935)	(90,344)

Total Stockholders' Deficit	(39,735)	(32,144)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$615	$3,606

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Operations

			From
			Inception on
	For the Years Ended		May 5, 1997
	December 31		to Dec. 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	7,591	10,196	97,935

Total Expenses	7,591	10,196	97,935

Net Operating loss	(7,591)	(10,196)	(97,935)

LOSS BEFORE TAXES	(7,591)	(10,196)	(97,935)

TAXES	-	-	-

NET LOSS	(7,591)	$(10,196)	$(97,935)

NET LOSS PER SHARE	(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,400,000	6,400,000

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Stockholders’ Deficit
From Inception on May 5, 1997 through December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Common stock, issued at inception for cash
at $.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,000)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,000)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(31,900)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,100)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,000)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	500,000	500	9,500	-
Net (loss) for the year ended December 31, 2000	-	-	-	(12,700)
Balance - December 31, 2000	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,400,000	5,400	42,800	(50,839)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,066)
Balance - December 31, 2003	6,400,000	6,400	51,800	(61,905)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,136)
Balance - December 31, 2004	6,400,000	6,400	51,800	(64,041)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,082)
Balance - December 31, 2005	6,400,000	6,400	51,800	(71,123)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,025)
Balance - December 31, 2006	6,400,000	6,400	51,800	(80,148)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,196)
Balance - December 31, 2007	6,400,000	6,400	51,800	(90,344)
Net (loss) for the year ended December 31, 2008	-	-	-	(7,591)
Balance - December 31, 2008	6,400,000	$6,400	$51,800	$(97,935)

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(Development Stage Company)
Statements of Cash Flows
			From
			Inception on
			May 5, 1997
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(7,591)	$(10,196)	$(97,935)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	4,600	12,300	40,350

Net Cash Provided (Used) by Operating Activities	(2,991)	2,104	(35,385)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	36,000

Net Cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	(2,991)	2,104	615
Cash -beginning of period	3,606	1,502	-

Cash -end of period	$615	$3,606	$615

Supplemental Cash Flow Information:

Stock issued for services	$-	$-	$22,200

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies

a.

      Organization & Consolidation Policy

Libra Alliance Corporation (the Company), was incorporated May 5, 1997 under the laws of the State of Nevada.  The Company is currently searching for business opportunities and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

b.

      Recognition of Revenue.

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition In Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

c.

       Loss Per Share

	Loss Numerator	Shares Denominator	Per Share Amount
For the year ended December 31, 2008:
Basic EPS Loss to common stockholders	$ (7,591)	6,400,000	$ (0.00)
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,196)	6,400,000	$ (0.00)

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.

       Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.

Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $97,935 which will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account are as follows as December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax asset:
NOL carryforward	$33,298	$30,717
Valuation allowance	(33,298)	(30,717)
	$--	$--

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to their future use by the Company.

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

g.

Fair Value of Financial Instruments

 Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

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

NOTE 6 - Recent Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets And Financial Liabilities-Including An Amendment Of FASB No. 115 (“SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that

Libra Alliance Corporation

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (Continued)

begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”.  The Company does not presently anticipate that the adoption of SFAS 159 would have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements - An Amendment Of ARB No. 51.  SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted.  The Company does not expect SFAS 160 to have a material impact on our results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  The Company does not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

Libra Alliance Corporation

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (Continued)

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share  pursuant to the two-class method. This change will become effective for our fiscal year beginning November 2009, and requires retrospective application for all periods presented. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Libra Alliance Corporation

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (Continued)

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

*

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages and biographical information are presented below.  Our bylaws require at least one director who serves until our next annual meeting of shareholders or until her successor is elected and qualified.  Our executive officers are chosen by our Board of Directors and serve at its discretion.

Name	Age	Position Held	Director Term
April L. Erickson	34	Director and President	July 1999 until next annual meeting
Anthony S. Clayton	27	Director and Secretary/Treasurer	March 2008 until next annual meeting

April L. Erickson -   Ms. Marino has worked as management assistant with First Equity Holdings Corp. since December 1997 where she specializes in small company management and development.  She formerly worked in sales and service in the personal insurance products market for several insurance companies.

Anthony S. Clayton - Mr. Clayton has been employed as a manager of Fitness Equipment Source since 2001.  He has a keen interest in business management and organization.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon our review of these reports, we believe Mr. Clayton did not file a Form 3 report for the year ended December 31, 2008.

Code of Ethics

Since we have only two persons serving as directors and executive officers and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two persons serving as directors and executive officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2008.   None of our executive officers received any cash or non-cash compensation during the past three fiscal years and they do not have outstanding equity awards at year end.  We have not entered into an employment contract with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 6,400,000 shares of common stock outstanding as of March 2, 2009.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Empire Fund Managers 3353 South Main Salt Lake City, UT 84115	500,000	7.8
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	500,000	7.8
Technology Equity Fund Corp. 525 South 300 East Salt Lake City, UT 84111	500,000	7.8
M. Jeanne Ball 6071 Aries Drive Salt Lake City, UT 84118	400,000	6.3
Anita Patterson 588 North West Capital Salt Lake City, UT 84103	400,000	6.3
Mitchell T Godfrey, Trustee 230 North Fork Ray Creek Townsend, MT 59644	395,000	6.2

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
April L. Erickson	225,000	3.5
Anthony S. Clayton	25,000	Less than 1%
Directors and officers as a group	250,000	3.9

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers or directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

Our directors are not independent directors as defined by Nasdaq Stock Market Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson, & Morrill, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2008
Audit fees	$ 1,958	$ 2,200
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 certification

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

LIBRA ALLIANCE CORPORATION

By:  /s/ April L. Erickson

April L. Erickson, President

Date:  March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ April L. Erickson

April L. Erickson

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 27, 2009

/s/ Anthony S. Clayton

Anthony S. Clayton

Director and Secretary/Treasurer

Date: March 27, 2009

25