Form 10-Q
period 2009-03-31
LIBRA ALLIANCE CORP
filed 2009-05-14
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(801) 323-2395

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 6,400,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.

LIBRA ALLIANCE CORPORATION

(A Development Stage Company)

Financial Statements

March 31, 2009

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$1,591	$615
Total Current Assets	1,591	615

TOTAL ASSETS	$1,591	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$9,850	$9,850
Accounts Payable	33,782	30,500
Total Current Liabilities	43,632	40,350

Total Liabilities	43,632	40,350

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid-in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(100,241)	(97,935)

Total Stockholders' Deficit	(42,041)	(39,735)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,591	$615

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
			Inception on
	For the three months ended		May 5, 1997
			Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	2,306	1,400	100,241

TOTAL EXPENSES	2,306	1,400	100,241

Net Operating Loss	(2,306)	(1,400)	(100,241)

LOSS BEFORE TAXES	(2,306)	(1,400)	(100,241)

TAXES	-	-	-

NET LOSS	$(2,306)	$(1,400)	$(100,241)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES
OUTSTANDING	6,400,000	6,400,000

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			May 5, 1997
	For the three months ended		Through
	March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net Loss	$(2,306)	$(1,400)	(100,241)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	3,282	400	43,632

Net Cash Provided (Used) by Operating Activities	976	(1,000)	(34,409)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-	36,000

Net Cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	976	(1,000)	1,591

Cash and Cash Equivalents at Beginning of Period	615	3,606	-

Cash and Cash Equivalents at End of Period	$1,591	$2,606	$1,591

Supplemental Cash Flow Information:

Stock issued for services	$-	$-	$22,200

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2009

GENERAL

Libra Alliance Corporation  (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues from operations for the past two fiscal years.  During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger with or acquisition of a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, management believes the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.  If a merger or acquisition proves unsuccessful, then it is possible that we may decide not to pursue further merger/acquisition activities.

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

At March 31, 2009 we had cash of $1,591 and total liabilities of $43,632.  In the short term, we intend to rely on debt or equity transactions with third parties and/or related parties to provide operating capital.  We may repay this debt with cash, if available, or we may convert the debt into common stock.  We also may issue common stock in consideration for services rendered to us.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LIBRA ALLIANCE CORPORATION By: /s/ April L. Erickson April L. Erickson President and Director Principal Financial Officer	Date: May 11, 2009

9