Form 10-K
period 2009-12-31
LIBRA ALLIANCE CORP
filed 2010-03-31
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For transition period ___ to ____

Commission file number: 000-32451

LIBRA ALLIANCE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1829866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  502-244-6666

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 26, 2010, was 18,747,533.

Documents incorporated by reference:  None

TABLE OF CONTENTS

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

Historical Development

Libra Alliance Corporation (“Libra”) was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small- to mid-sized businesses. We were unsuccessful in our efforts to become an Internet service provider and abandoned that business plan. Since 2001, we have been a development stage company seeking potential candidates for a reverse merger transaction whereby we will combine with an operating company seeking to “go public.”

The Securities Exchange

On February 12, 2010, we acquired Lightyear Network Solutions, LLC (“Lightyear”), a Kentucky limited liability company, pursuant to a securities exchange agreement (the “Exchange Agreement”) by and among us and LY Holdings, LLC (“LYH”), a Kentucky limited liability company.  Before the execution of the Exchange Agreement (the “Exchange”), Lightyear had been wholly owned by LYH.  As part of the Exchange Agreement, we issued 10,000,000 shares of our common stock and covenanted to issue 9,500,000 shares of our preferred stock (which will be authorized and issued upon amendment to our articles of incorporation) to LYH.  Concurrently with the Exchange Agreement, we issued an aggregate of 3,242,533 shares of our common stock under various contribution agreements (the “Contribution Agreements”) with holders (the “LYH Debtholders”) of LYH promissory notes (the “Contribution”).  As a result of the Exchange and the Contribution, LYH owns 53.33% of our issued and outstanding common stock and, upon issuance of the 9,500,000 shares of our preferred stock, will own 69.0% of our common stock on an as-converted, fully diluted basis.  Immediately after the Exchange, we began operating Lightyear’s business of providing telecommunications services.

Immediately before the Exchange, we had 20,000,000 shares of common stock authorized. As of March 26, 2010, there were 18,747,533 shares of common stock issued and outstanding.  On March 23, 2010, we delivered a Schedule 14C Information Statement to each of our shareholders announcing that, through a written action by LYH as the shareholder with the authority to do so, we intend to amend our articles of incorporation to: (1) change our name to Lightyear Network Solutions, Inc.; (2) increase our authorized shares of common stock to 70,000,000; and, (3) authorize a class of preferred stock with the rights, privileges and preferences defined therein.  We expect to file the amendment to our articles of incorporation during the second quarter of 2010. After filing such amendment, we will issue the 9,500,000 shares of preferred stock to LYH. As a result, we will have 28,247,533 shares of common stock issued and outstanding on an as-converted, fully diluted basis.

After the Exchange, all of the then directors and officers of Libra resigned, and the directors of LYH and the officers of Lightyear became the directors and officers of Libra.

As a result of the Exchange, Lightyear has been treated as the acquiring company for accounting purposes.  The Exchange has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America.  Reported results of operations of the combined group after completion of the Exchange will reflect Lightyear’s operations.

Post Acquisition Reporting - Rule 13a-1:

The Exchange, discussed above, was effective February 12, 2010, after our most recent fiscal year ended December 31, 2009. As a result, the business of Libra no longer exists as of the date of this report. To prevent a gap in financial reporting, in accordance with SEC Rule 13a-1, we are required to report all information normally required in an Annual Report on Form 10-K related solely to the business of Libra as of December 31, 2009, and for the fiscal year then ended. Unless otherwise indicated, all of the information furnished in this report refers solely to the business and activities of Libra before the Exchange.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Libra Alliance Corporation, before giving effect to the Exchange. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the business of Libra.

For information regarding the ongoing business of Libra (soon to be renamed Lightyear Network Solutions, Inc.) post-Exchange, we advise and refer the reader to the Current Report on Form 8-K, dated February 19, 2010, and any amendments thereto.

Our Plan

Our business plan was to seek, investigate, and, if warranted, acquire an interest in a business opportunity (a “Business Opportunity”) by merger, exchange of stock, or otherwise. We had very limited sources of capital. As of December 31, 2009, we had begun discussions with LYH with regard to pursuing a Business Opportunity.

As a result of the Exchange, we ceased to be a development stage company and ceased our search for a Business Opportunity.

Employees

As of December 31, 2009, we had no employees.

ITEM 2.	PROPERTIES

As of December 31, 2009, we did not own or lease any property.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2009, we were neither a party to any proceedings nor had any proceedings been threatened against us.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock may be traded on the OTC.BB under the symbol “LBAL.OB.” Following the Exchange, the consolidated company is expected to be traded on the OTC.BB. There is currently no established trading market for our common stock.

Holders and Dividends

We had 73 stockholders of record as of March 26, 2010. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to the Securities Exchange Agreement, on February 12, 2010, we issued 10,000,000 shares of common stock and covenanted to issue 9,500,000 shares of preferred stock to LYH in exchange for 100% of the equity of Lightyear (the “Lightyear Equity”).

The issuance of 10,000,000 shares of common stock and the covenant to issue 9,500,000 shares of preferred stock in exchange for the Lightyear Equity are exempt from registration under the Securities Act, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  We made this determination based on the representations of Lightyear and LYH that  less than thirty-five (35) of the LYH members were not “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such persons were acquiring the common stock and preferred stock for investment purposes for their own respective accounts and not as nominees or agents, and with a view to resale or distribution thereof, and that said persons understood that the shares of common stock and preferred stock may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.  No registration statement covering these securities has been filed with the SEC or with any state securities commission in respect of the Securities Exchange.

Pursuant to the Contribution Agreements, on February 12, 2010, we issued 3,242,533 shares of common stock to the LYH Debtholders in exchange for their LYH promissory notes in the aggregate principal amount of $5,149,980.

The issuance of 3,242,533 shares of common stock to the LYH Debtholders is exempt from registration under the Securities Act, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  Libra Alliance Corp. made this determination based on the representations of the LYH Debtholders that each of them was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that each LYH Debtholder was acquiring the common stock for investment purposes for his or her own respective account and not as nominee or agent, and with a view to resale or distribution thereof, and that each LYH Debtholder understood that the shares of common stock may not be offered or sold in the United States unless registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.  No registration statement covering these securities has been filed with the SEC or with any state securities commission in respect of the Securities Exchange.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

Due to the post acquisition reporting requirements of SEC Rule 13a-1, as discussed further in Item 1 above, the following discussion in this section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” only refers to the business and financial position and related results of Libra before the Exchange. It does not include any information on Lightyear or of Libra post-Exchange. For information regarding the ongoing business of Libra post-Exchange, we refer the reader to our Current Report on Form 8-K filed with the SEC on February 19, 2010 and any related amendments.

As of December 31, 2009, we were a development stage company that had not recorded revenues for its past two fiscal years and at December 31, 2009, we had $770 in cash and total liabilities of $45,350.

Off-Balance Sheet Arrangements

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Libra Alliance Corporation

(A Development Stage Company)

Financial Statements

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Libra Alliance Corporation (A Development Stage Company)
Louisville, Kentucky

We have audited the accompanying balance sheets of Libra Alliance Corporation (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on May 5, 1997  through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Libra Alliance Corporation (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and from inception on May 5, 1997 through December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill
Bountiful, Utah 84010
March 31, 2010

Libra Alliance Corporation
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash	$770	$615
Total Current Assets	770	615

TOTAL ASSETS	$770	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - related party	$9,850	$9,850
Accounts Payable	35,500	30,500
Total Current Liabilities	45,350	40,350

Total Liabilities	45,350	40,350

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares authorized; 6,400,000 shares issued and outstanding	6,400	6,400

Additional Paid-in Capital	51,800	51,800

Deficit Accumulated During the Development Stage	(102,780)	(97,935)

Total Stockholders' Deficit	(44,580)	(39,735)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$770	$615

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development  Stage Company)
Statements of Operations

	For the Years Ended		From Inception on
	December 31,		May 5, 1997
	2009	2008	to Dec. 31, 2009

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	4,845	7,591	102,780

Total Expenses	4,845	7,591	102,780

Net Operating loss	(4,845)	(7,591)	(102,780)

LOSS BEFORE TAXES	(4,845)	(7,591)	(102,780)

TAXES	-	-	-

NET LOSS	$(4,845)	$(7,591)	$(102,780)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,400,000	6,400,000

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on May 5, 1997 through December 31, 2009

			Additional	Deficit Accumulated
	Common Stock		Paid-in	During the
	Shares	Amount	Capital	Development Stage

Common stock, issued at inception for cash at
$.001 per share	1,000,000	$1,000	$-	$-
Common stock, issued at inception for services
at $.001 per share	200,000	200	-	-
Common stock issued for cash at $.01 per share	3,500,000	3,500	31,500	-
Net (loss) for the year ended December 31, 1997	-	-	-	(22,000)
Balance - December 31, 1997	4,700,000	4,700	31,500	(22,000)
Net (loss) for the year ended December 31, 1998	-	-	-	(9,900)
Balance - December 31, 1998	4,700,000	4,700	31,500	(31,900)
Net (loss) for the year ended December 31, 1999	-	-	-	(1,100)
Balance - December 31, 1999	4,700,000	4,700	31,500	(33,000)
Common stock issued for services at $.01 per share	200,000	200	1,800	-
Common stock issued for services at $.02 per share	500,000	500	9,500	-
Net (loss) for the year ended December 31, 2000	-	-	-	(12,700)
Balance - December 31, 2000	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	5,400,000	5,400	42,800	(45,700)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,139)
Balance - December 31, 2002	5,400,000	5,400	42,800	(50,839)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(11,066)
Balance - December 31, 2003	6,400,000	6,400	51,800	(61,905)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,136)
Balance - December 31, 2004	6,400,000	6,400	51,800	(64,041)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,082)
Balance - December 31, 2005	6,400,000	6,400	51,800	(71,123)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,025)
Balance - December 31, 2006	6,400,000	6,400	51,800	(80,148)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,196)
Balance - December 31, 2007	6,400,000	6,400	51,800	(90,344)
Net (loss) for the year ended December 31, 2008	-	-	-	(7,591)
Balance - December 31, 2008	6,400,000	6,400	51,800	(97,935)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,845)
Balance - December 31, 2009	6,400,000	$6,400	$51,800	$(102,780)

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(Development Stage Company)
Statements of Cash Flows

			From Inception on
	For the years ended		May 5, 1997
	December 31,		Through
	2009	2008	December 31, 2009

Cash Flows from Operating Activities

Net Loss	$(4,845)	$(7,591)	$(102,780)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Shares issued for services	-	-	22,200
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	5,000	4,600	45,350

Net Cash Provided (Used) by Operating Activities	155	(2,991)	(35,230)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	36,000

Net cash Provided by Financing Activities	-	-	36,000

Increase (Decrease) in Cash	155	(2,991)	770

Cash - beginning of period	615	3,606	-

Cash - end of period	$770	$615	$770

Supplemental Cash Flow Information:

Stock issued for services	$-	$-	$22,200

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies

a.	Organization & Consolidation Policy

Libra Alliance Corporation (the Company), was incorporated May 5, 1997 under the laws of the State of Nevada.  The Company is currently searching for business opportunities and its current operations are directed more to raising capital, SEC filings and limited operations.

b.	Recognition of Revenue.

The Company has adopted FASB ASC 605 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. FASB ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

c.	Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2009	2008

Net Loss	$(4,845)	$(7,591)
Weighted Average Number of Shares Outstanding	6,400,000	6,400,000
Basic Loss per Common Share	$(0.00)	$(0.00)

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.            Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies (continued)

f.             Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.  (see Note 9)

NOTE 2 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$34,945	$33,298
Valuation allowance	(34,945)	(33,298)
	$-	$-

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 – Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2009	2008
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	1,647	2,581
Change in valuation allowance	(1,647)	(2,581)
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 102,780 and $ 97,935 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2009	2008
Beginning Balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2008, 2007 and 2006.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 - Going Concern

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

NOTE 4 - Development Stage Company

The Company is a development stage company as defined in FASB ASC 915.  It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE 5 - Related Party Transactions

Through the year ended December 31, 2009, the Company incurred $9,850 of professional fees payable to professionals affiliated with First Equity Holdings Corp.  An officer of the Company is also an employee of First Equity Holdings Corp.

NOTE 6 - Capitalization

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

There was no stock issued during 2008 and 2009.

NOTE 7 – Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 – Fair Value of Financial Instruments (continued)

-    Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 8 - Recent Pronouncements

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which is effective January 1, 2009.  FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  This standard is not currently applicable to the Company since it does not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which provides the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for non-governmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB ASC 470 “Debt” formerly referenced as FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have a material impact on our financial position, results of operations or cash flows.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 - Recent Pronouncements (Continued)

In May 2008, the FASB issued FASB ASC 944, formerly referenced as SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.   FASB ASC 944 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability before an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of FASB ASC 944 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share  pursuant to the two-class method. This change will become effective for our fiscal year beginning January 2009, and requires retrospective application for all periods presented. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The adoption of EITF 07-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 - Recent Pronouncements (Continued)

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Many of the above new pronouncements do not have current application to the Company, but may be applicable to the Company's future financial reporting.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 9 – Subsequent Events

Exchange Transaction

Master Transaction Agreement

On February 12, 2010, the Company entered into a master transaction agreement (the “Exchange Transaction”) with LY Holdings, LLC (“LYH”), a Kentucky limited liability company, and holders of LYH’s convertible promissory notes (the “Convertible Debtholders”), comprised of a Securities Exchange Agreement and a Securities Contribution Agreement. The transactions under the Master Transaction Agreement are deemed to be a merger intended to qualify as a tax-free unified exchange of property for stock under Section 351 of the Internal Revenue Code of 1986.

The Company is currently authorized to issue 20,000,000 shares of Company common stock. The Company currently has no preferred stock authorized. As of immediately before the Exchange Transaction, there were 6,400,000 shares of Company common stock issued and outstanding. The issuances of Company stock under the Securities Exchange Agreement and the Contribution Agreements are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Securities Exchange Agreement

On February 12, 2010, the Company and LYH entered into the Securities Exchange Agreement, which provided for LYH’s exchange of its 100% membership interest in Lightyear Network Solutions, LLC (“Lightyear”), a Kentucky limited liability company, for 10,000,000 shares of Company common stock to be issued at closing and an additional 9,500,000 shares of the Company’s preferred stock to be issued after the Company increases its authorized shares. In addition, certain existing Libra shareholders agreed to cancel approximately 895,000 of their outstanding shares of Company common stock.  After LYH receives the preferred stock, it is expected that LYH will own approximately 69% of the Company’s outstanding common stock on a fully-diluted, as-converted basis.

Securities Contribution Agreement

On February 12, 2010, the Company and the holders of LYH’s promissory notes entered into the Securities Contribution Agreements, which provided for the contribution by the holders of LYH’s promissory notes to the Company. In exchange for the aggregate of approximately $5,150,000 of promissory notes, the Company issued an aggregate of 3,242,533 shares of Company common stock to LYH’s former debtholders.  These former debtholders are expected to be the holders of approximately 11.5% of Company common stock on a fully diluted basis after the issuance of the Company preferred stock to LYH.

The Exchange Transaction will be accounted for as a “reverse merger” and recapitalization since the sellers of Lightyear will control the combined company immediately following the completion of the transaction. Lightyear will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Lightyear. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements will be those of Lighyear and will be recorded at the historical cost basis of Lightyear. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Lightyear after consummation of the acquisition. Such transaction was finalized on February 12, 2010.

Libra Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 9 – Subsequent Events (Continued)

Amendment to Articles of Incorporation

On February 25, 2010, the Company’s stockholders approved an amendment to the Articles of Incorporation (1) changing the name of Libra to Lightyear Network Solutions, Inc., (2) increasing the number of authorized shares of common stock to 70,000,000 and (3) authorizing 9,500,000 shares of preferred stock. The preferred stock was designated to (a) vote as a single class with shares of common stock; (b) have a stated value of $2.00 per share; (c) have dividends of 5% of the stated value, when and if declared; (d) have conversion rights into one share of common stock; (e) have the right to elect a majority of the board of directors for so long as the originally issued preferred stock is outstanding; (f) have a liquidation preference equal to the sum of the stated value and all accrued but unpaid dividends; (g) have a premium upon a change of control transaction equal to the liquidation preference; and (h) have certain negative covenants regarding the declaration of dividends, the issuance of additional preferred stock and the issuance of debt.   The Company expects to issue the 9,500,000 shares of covenanted preferred stock to LYH during the second quarter of 2010, following the effectiveness to the Amendment to the Articles of Incorporation.

Credit Facility

On March 17, 2010, the Company’s wholly owned subsidiary, Lightyear, entered into a closed end credit facility (“the Note”) with a limited future multiple advance feature, representing an arrangement that allows Lightyear to obtain advances without giving the bank a separate note for each advance.  Lightyear shall be entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to some limitations.  The Note bears interest at the prime rate plus 4% but not less than 7.25% per annum.  Beginning on April 30, 2010 through June 30, 2010, Lightyear shall pay all accrued but unpaid interest.  Beginning on July 30, 2010, Lightyear shall make monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112 each, unless and until the outstanding principal balance of the Note is paid in full.  In addition to the payments described above, Lightyear shall make payments against the principal balance of the Note, 50% of all net proceeds in excess of $1,000,000 and up to $2,000,000 from the sale of equity securities in the Company, unless and until the outstanding principal balance of the Note is paid in full.   The Note matures on March 30, 2011.  The Note is secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and a director of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.  On February 19, 2010, we engaged Marcum LLP as our principal independent registered public accounting firm.  Chisholm, Bierwolf, Nilson & Morrill LLP (“Chisholm”), our former principal independent registered public accounting firm, remains engaged by us solely to complete the audit of our financial statements for the fiscal year ended December 31, 2009.

During the most recent fiscal year and the subsequent interim period before February 12, 2010, Libra Alliance Corp. did not consult Marcum LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in our Exchange Act reports were recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of Libra’s management, including the former chief executive officer and the former chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on the former management's evaluation as of the end of the period covered by this Annual Report, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and,

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

It should be noted, however, that because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the year ended December 31, 2009, Libra’s management relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that our internal control over financial reporting is effective.

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

Changes in Internal Controls

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Before the closing of the Exchange Agreement on February 12, 2010, April Erickson and Anthony S. Clayton served as directors of the Company.  Upon closing of the Securities Exchange Agreement, Anthony S. Clayton resigned as a director of Libra and J. Sherman Henderson III was appointed to serve as a director.  In accordance with Rule 14f-1 of the Exchange Act, on March 4, 2010, 10 days after the filing of an information statement on Schedule 14f-1 on February 22, 2010, and the transmission of such information statement to all holders of record of Libra common stock, the resignation of April Erickson as a director became effective.  At that time the number of directors was increased to five and Chris T. Sullivan, Ronald L. Carmicle, W. Brent Rice, and Rigdon O. Dees III were appointed as directors until the Company’s next annual meeting of shareholders or until the director’s earlier death, resignation or removal.

Below are the names and certain information regarding Libra’s executive officers and directors. Our executive officers are chosen by the board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director/Officer Since

J. Sherman Henderson III	67	Director, President and Chief Executive Officer	February 12, 2010

Chris T. Sullivan	62	Director	March 4, 2010

W. Brent Rice	56	Director	March 4, 2010

Ronald L. Carmicle	61	Director	March 4, 2010

Rigdon O. Dees III	60	Director	March 4, 2010

Elaine G. Bush	53	Chief Financial Officer	February 12, 2010

Stephen M. Lochmueller	57	Chief Operating Officer	February 12, 2010

John J. Greive	44	Vice President of Regulatory Affairs and General Counsel	February 12, 2010

Directors

J. Sherman “Sherm” Henderson III

Sherm Henderson has been a director of LYH and President and Chief Executive Officer of Lightyear since 2004 and serves in those same capacities with Libra.  Mr. Henderson has more than 36 years of business experience, including company ownership, sales, marketing and management. His experience in the telecommunications industry began in 1986 when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. Mr. Henderson founded UniDial in 1993 and just finished serving his sixth term as chairman of COMPTEL, the leading telecom industry association comprised of more than 400 member companies.  Mr. Henderson is a graduate of Florida State University, with a B.A. degree in Business Administration.  Mr. Henderson is also a director of Beacon Enterprise Solutions Group, Inc. and serves on that company’s compensation committee.

In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets.  In 2004, LYH acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37 million. Mr. Henderson brings to the Board extensive experience in the telecommunications industry. Also, his intimate knowledge of the Company allows him to provide a unique understanding of Company operations to the Board.

Chris T. Sullivan

Chris T. Sullivan has been a director of LYH since 2004 and serves in that capacity with Libra.  Mr. Sullivan is a founder of the Outback Steakhouse restaurant company which opened its first store in 1988 and, until 2007 served as CEO and Chairman of the Board of OSI Restaurant Partners, Inc.  Mr. Sullivan is currently employed by KHI Holdings LLC and MVP Holdings LLC.  Both companies are privately owned, and Mr. Sullivan serves on the boards of both.  Mr. Sullivan is a graduate of the University of Kentucky with a degree in Business and Economics.

Mr. Sullivan brings to the Board entrepreneurial success.  As a founder and former chairman of Outback Steakhouse, Mr. Sullivan provides to the Board an entrepreneurial spirit and strong business acumen.

W. Brent Rice

W. Brent Rice has been a director of LYH since 2003 and serves in that capacity with Libra.  Mr. Rice is an attorney, a long-time partner in the firm of McBrayer, McGinnis, Leslie and Kirkland in Lexington, Kentucky, and a real estate developer.  His practice is concentrated in business law, utility law, sports and entertainment, and governmental relations.  Mr. Rice received his undergraduate degree from the University of Kentucky and his law degree from the University of Louisville Law School.

Mr. Rice’s legal background brings a different perspective to the Board.  His expertise in business and utility law provides the Board important governance and regulatory experience.

Ronald L. Carmicle

Ronald L. Carmicle has been a director of LYH since 2004 and serves in that capacity with Libra.  Mr. Carmicle has been the President of River City Development Corporation for over 30 years.  River City specializes in the construction and installation of brick, concrete block, limestone and architectural precast.  Mr. Carmicle currently serves as Chairman of Central Bank of Jefferson County, Chairman of Construction Training Institute, Vice Chair of the Kentucky State Fair Board, and Board Member of Daniel Pitino Foundation.  Mr. Carmicle is a graduate of Western Kentucky University.

Mr. Carmicle brings extensive leadership experience as an executive and a director of a private company.  He also provides the Board with his experience gained as a director of several non-profit companies.

Rigdon O. “Rick” Dees III

Rick Dees has been a director of LYH since 2004 and serves in that capacity with Libra.  Mr. Dees is a world renowned radio and comedic performer.  His internationally syndicated radio show, the Rick Dees Weekly Top 40, is heard each weekend by more than 70 million people around the world.  Mr. Dees has garnered many accolades, including a Grammy Award nomination, Billboard Radio Personality of the Year ten years in a row, the Marconi Award, the National Radio Hall of Fame, and his induction into the National Association of Broadcasters’ Hall of Fame.  Mr. Dees graduated from the University of North Carolina at Chapel Hill with a bachelor’s degree in Radio, TV and Motion Pictures, and is an inductee in the North Carolina Broadcast Hall of Fame.

Mr. Dees brings a wealth of diverse knowledge to the Board.  Mr. Dees’ experience as both an entertainer and business person provides the Board with a unique leadership perspective.

Executive Officers

On February 12, 2010, April Erickson resigned as President of Libra and Anthony S. Clayton resigned as Secretary and Treasurer of Libra. The board of directors appointed J. Sherman Henderson III to serve as Chief Executive Officer, Elaine G. Bush to serve as Chief Financial Officer, Stephen M. Lochmueller to serve as Chief Operating Officer and John Greive to serve as Vice President of Regulatory Affairs.

Elaine G. Bush — Chief Financial Officer

Elaine Bush has been Lightyear’s Chief Financial Officer since its inception and will remain in that position at Libra. Ms. Bush began her career with UniDial in 1993 as a consultant setting up the company’s accounting system and department. In 1996, she joined the company as Controller. Ms. Bush is a Certified Public Accountant with over 25 years of experience. Ms. Bush has operated her own accounting consultancy and held positions of progressive responsibilities at other companies. She received her B.S. in Accounting at the University of Louisville.

Stephen M. Lochmueller – Chief Operating Officer

Stephen Lochmueller has been Chief Operating Officer of Lightyear since 2009 and will remain in that position at Libra. Mr. Lochmueller has more than 30 years of entrepreneurial business experience. His management and leadership skills include startups, multi-channel distribution, P & L, turnarounds and executive level oversight. His entry into the telecommunications industry began in 1985 when he joined McCaw Cellular as a General Manager. In late 1992, Mr. Lochmueller was appointed as the Commonwealth of Kentucky’s Technology & Communications Liaison to state agencies by then governor Brereton Jones. In late 1993, Mr. Lochmueller became Vice-President of Horizon Cellular until he was recruited to be an Area General Manager for startup Nextel Partners. In the early 2000s, Mr. Lochmueller served as Regional Vice President for Leap Wireless, a spin-off of Qualcomm. Mr. Lochmueller is a graduate of the University of Kentucky with a BGS degree.

John J. Greive — Vice President of Regulatory Affairs & General Counsel

John Greive has been Vice President of Regulatory Affairs and General Counsel of Lightyear since its inception and will remain in that position at Libra. Mr. Greive also serves as Lightyear’s Corporate Secretary. Before joining UniDial in 1996, he was a partner at Chandler, Saksefski & Greive and worked as an associate in the corporate section of a mid-sized law firm in Louisville. Mr. Greive has remained with the Lightyear entities since 1996. Mr. Greive received his B.S. in Mathematics from Bellarmine University and his Juris Doctor from the University of Louisville.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Registrant with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied except that we believe that our former director, Anthony S. Clayton, failed to file a Form 3 upon being appointed a director in March 2008 and has not remedied this omission.

Code of Ethics

Libra has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal financial officer.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K.

Committees

As of this date, the Board has not appointed an audit committee, compensation committee or nominating/corporate governance committee.  The Company currently is not required to have such committees.  The functions ordinarily handled by these committees are currently handled by the Board; however, the Board intends to review the Company’s governance structure and establish board committees as necessary and advisable in the future to facilitate the management of the Company’s business.

The Board neither has a nominating committee for persons to be proposed as directors for election to the Board nor a formal method of communicating nominees from stockholders.  There are no restrictions on stockholder nominations under the Articles or by-laws. The only restrictions are those applicable generally under Nevada law and the federal proxy rules.  Currently, the entire Board evaluates nominees on the recommendation of one or more members of the Board.  The Board will consider suggestions from individual stockholders, subject to evaluation of the nominee’s merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent prior to being considered for nomination.

The Company does not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2009.   None of our named executive officers received any cash or non-cash compensation during the past three fiscal years from Libra and they do not have outstanding equity awards at December 31, 2009.

Before the Exchange, Libra did not offer retirement benefit plans to our executive officers, nor did we enter into any contract, agreement, plan or arrangement, whether written or unwritten, that provided for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

Before the Exchange, we did not have any standard arrangement for compensation of our director for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None for the year ended December 31, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables set forth information as of March 26, 2010 regarding beneficial ownership of Lightyear and of LYH by the following groups: (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.  Immediately before the Exchange, none of our current directors and executive officers was the beneficial owner of any capital stock of Libra.

The shares of common stock indicated as being owned by LYH in the following table include both shares of common stock directly owned and the right to receive shares of preferred stock pursuant to the Exchange Agreement.  Each share of preferred stock will be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of preferred stock could be converted, with the holders of the preferred stock and the common stock voting together as a single class.

	The Company		LYH
Directors and Executive Officers	Number of Shares	Percent Ownership (%)	Number of Shares	Percent Ownership (%)

J. Sherman Henderson, III (1)	-	0%	6,250,000	50%
Chris T. Sullivan (2)	-	0%	3,733,750	30%
Brent Rice (3)	-	0%	1,250,000	10%
Ron Carmicle	-	0%	-	0%
Rigdon Dees (4)	-	0%	1,000,000	8%
Elaine G. Bush	-	0%	-	0%
Stephen M. Lochmueller	-	0%	-	0%
John Greive	-	0%	-	0%

Total	-	0%	12,233,750	98%

	The Company		LYH
5% Beneficial Owners	Number of Shares	Percent Ownership (%)	Number of Shares	Percent Ownership (%)

LY Holdings, LLC	19,500,000	69%	-	0%

Total	19,500,000	69%	-	0%

(1)	Includes 6,250,000 units held by LANJK, LLC (a limited liability company in which Judy Henderson, Mr. Henderson’s wife, owns 100% of the equity and which is managed by Mr. Henderson)
(2)	Includes 3,733,750 units held by SullivanLY, LLC (a limited liability company managed by Mr. Sullivan)
(3)	Includes 1,250,000 units held by Rice-LY Ventures, LLC (a limited liability company managed by Mr. Rice)
(4)	Includes 1,000,000 units held by Telemix Investments, LLC (a limited liability company managed by Mr. Dees)

Change in Control Arrangements

As of December 31, 2009, there were no arrangements known to the Company, the operation of which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years Libra did not engage in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.  As a result of the consolidation of Libra and Lightyear, this section describes transactions that have occurred since the beginning of Libra’s last fiscal year that are proposed for the coming fiscal year in which our new executive officers, directors, or 5% or greater beneficial owners of outstanding Libra securities, or immediate family members of those persons, will have a direct or indirect material interest.

Libra has not adopted policies and procedures for the review, approval, or ratification of related party transactions; however, our board of directors will consider adopting such policies and procedures as are necessary and advisable in the future to facilitate the management of Libra’s business.

U.S. Fiber

J. Sherman Henderson owns an indirect interest in a Lightyear agency by the name of U.S. Fiber. U.S. Fiber has a standard Lightyear agent agreement and it earned approximately $26,000 and $41,000 in commissions from Lightyear in 2009 and 2008, respectively.

Henderson Life Insurance Policy

Pursuant to J. Sherman Henderson’s employment agreement which was assumed by Libra in the Exchange, the Company provides him with life insurance coverage consisting of $3,000,000 under a whole life insurance policy and $3,000,000 under a term life insurance policy. The Company also maintains $5,000,000 in key man life insurance with the Company listed as the beneficiary. The proceeds from the key man life insurance have been assigned to Chris T. Sullivan as collateral for a debt owed by LYH.

Letter Agreements

Wireless

In consideration of their lending funds to LYH in July 2008, LYH and Lightyear executed agreements (the “Wireless Letter Agreements”) to pay each of our directors (or an entity which they control) (the “Lenders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to a certain percentage of the gross commissionable monthly revenue from the sales of wireless service offerings (the “Wireless Revenue Payments”). The Wireless Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Lender a termination fee in the amount of the sum of the Wireless Revenue Payments for the immediately preceding twelve full months.

A form of Wireless Letter Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.2

		Wireless Revenue Payments
Lender	Wireless Percentage	earned – 2009

LANJK, LLC	1.00%	$26,490.69

CTS Equities*	0.50%	$13,245.34

Rice Realty Company**	0.50%	$13,245.34

Rigdon O. Dees III	0.50%	$13,245.34

Ronald Carmicle	0.50%	$13,245.34

*	CTS Equities Limited Partnership is a Florida limited partnership of which Chris T. Sullivan is the general manager.
**	Rice Realty Company, LLC is a Kentucky limited liability company owned and managed by W. Brent Rice’s wife and two adult children

VoIP

In consideration of their lending funds to LYH in July 2004, LYH and Lightyear executed agreements (the “VoIP Letter Agreements.” and collectively with the Wireless Letter Agreements, the “Letter Agreements”) to pay each of the Lenders, in addition to principal and interest payments on the accompanying notes, an amount each month equal to a certain percentage of the gross commissionable monthly revenue from the sales of products and services generated from VoIP (the “VoIP Revenue Payments,” and collectively with the Wireless Revenue Payments, the “Revenue Payments”). The VoIP Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Lender a termination fee in the amount of the sum of the VoIP Revenue Payments for the immediately preceding twelve full months. See the below schedule for amounts earned in 2009, none of which has been paid.

A form of VoIP Letter Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.3.

		VoIP Revenue Payments
Lender	VoIP Percentage	earned – 2009

LANJK, LLC	0.50%	$12,713.65

CTS Equities	0.50%	$12,713.65

Rice Realty Company	0.50%	$12,713.65

Rigdon O. Dees III	2.00%	$50,854.56

Ronald Carmicle	0.50%	$12,713.65

Modification Agreements

Immediately before the closing of the Exchange, LYH, Lightyear and each of the Lenders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to: release and discharge LYH from all obligations under the Letter Agreements; acknowledge the release of Lightyear from the duty to pay Revenue Payments for 2009; and state that the Exchange does not constitute a sale transaction. After closing the Exchange, the Company intends to enter into good faith negotiations for the purchase of the Letter Agreements.

LYH Note

As described above, pursuant to the Contribution, the LYH Debtholders contributed LYH promissory notes to the Company for 3,242,533 shares of common stock. For purposes of simplifying the obligations of LYH under this transaction, the Company and LYH have agreed to combine the obligations under the contributed LYH promissory notes into a master promissory note (the “Master Note,” attached to this Current Report on Form 8-K as Exhibit 10.5), in the principal amount of $5,149,980 and otherwise on the same terms as the LYH promissory notes.

Josh Henderson

Since 2008, Josh Henderson, son of J. Sherman Henderson III, has maintained a representative position in the Direct Selling channel through an entity he controls by the name of Rover One, LLC. Rover One, LLC earned $67,273 in commissions from Lightyear in 2008 and $129,042 in commissions from Lightyear in 2009.

During the past two fiscal years Libra did not engage in, or propose to engage in, any transactions involving our executive officers or directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

The board of directors has determined that none of the directors are considered independent.  The board of directors has adopted the NASDAQ rules regarding director independence which define persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

	2008	2009

Audit fees	$2,200	$3,800

Audit-related fees	0	0

Tax fees	0	0

All other fees	0	0

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

Pre-approval Policies

We do not have an audit committee currently serving, and, as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The audited financial statements of Libra Alliance Corporation included in this report:

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008, and from inception on May 5, 1997 to December 31, 2009

Statements of Stockholders’ Deficit from inception on May 5, 1997 to December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009 and 2008, and from inception on May 5, 1997 to December 31, 2009

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)	Exhibits

The following documents have been filed as part of this report.

No.	Description

2.1	Master Transaction Agreement by and between LY Holdings, LLC, Libra Alliance Corporation and various debtholders of LY Holdings, LLC dated as of February 12, 2010.*

2.2	Securities Exchange Agreement by and between LY Holdings, LLC and Libra Alliance Corporation dated as of February 12, 2010.*

2.3	Form of Securities Contribution Agreements by and between Libra Alliance Corporation and various debtholders of LY Holdings, LLC dated as of February 12, 2010.*

3.1	Articles of Incorporation of Libra Alliance Corporation incorporated by reference to Exhibit 3.1 to the Form 10-SB filed on March 15, 2001.

3.2	Bylaws of Libra Alliance Corporation incorporated by reference to Exhibit 3.2 to the Form 10-SB filed on March 15, 2001.

10.1	Employment Agreement between LY Holdings, LLC (f/k/a LY Acquisition LLC) and J. Sherman Henderson III dated as of July 30, 2003 (as assumed by Libra Alliance Corporation).*

10.2	Form of Wireless Letter Agreement.*

10.3	Form of VoIP Letter Agreement.*

10.4	First Modification to Letter Agreements.*

10.5	Promissory note of LY Holdings, LLC to Libra Alliance Corporation.*

14.1	Code of Ethics of Libra Alliance Corporation.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification

*	Incorporated by reference to identified exhibit numbers of Current Report on Form 8-K, filed February 19, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIBRA ALLIANCE CORPORATION

By:	/s/ J. Sherman Henderson III
J. Sherman Henderson III, CEO

Date:  March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Sherman Henderson III	President, Chief Executive	March 31, 2010
J. Sherman Henderson III	Officer & Director

/s/ Elaine G. Bush	Chief Financial Officer	March 31, 2010
Elaine G. Bush

/s/ Chris T. Sullivan	Director	March 31, 2010
Chris T. Sullivan

/s/ W. Brent Rice	Director	March 31, 2010
W. Brent Rice

/s/ Ronald L. Carmicle	Director	March 31, 2010
Ronald L. Carmicle

/s/ Rigdon O. Dees III	Director	March 31, 2010
Rigdon O. Dees III

EXHIBIT INDEX

No.	Description

2.1	Master Transaction Agreement by and between LY Holdings, LLC, Libra Alliance Corporation and various debtholders of LY Holdings, LLC dated as of February 12, 2010.*

2.2	Securities Exchange Agreement by and between LY Holdings, LLC and Libra Alliance Corporation dated as of February 12, 2010.*

2.3	Form of Securities Contribution Agreements by and between Libra Alliance Corporation and various debtholders of LY Holdings, LLC dated as of February 12, 2010.*

3.1	Articles of Incorporation of Libra Alliance Corporation incorporated by reference to Exhibit 3.1 to the Form 10-SB filed on March 15, 2001.

3.2	Bylaws of Libra Alliance Corporation incorporated by reference to Exhibit 3.2 to the Form 10-SB filed on March 15, 2001.

10.1	Employment Agreement between LY Holdings, LLC (f/k/a LY Acquisition LLC) and J. Sherman Henderson III dated as of July 30, 2003 (as assumed by Libra Alliance Corporation).*

10.2	Form of Wireless Letter Agreement.*

10.3	Form of VoIP Letter Agreement.*

10.4	First Modification to Letter Agreements.*

10.5	Promissory note of LY Holdings, LLC to Libra Alliance Corporation.*

14.1	Code of Ethics of Libra Alliance Corporation.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification

*	Incorporated by reference to identified exhibit numbers of Current Report on Form 8-K, filed February 19, 2010