Form 10-Q
period 2010-03-31
Lightyear Network Solutions, Inc.
filed 2010-05-17
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-32451

LIGHTYEAR NETWORK SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1829866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 Eastpoint Parkway Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 502-244-6666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check markwhether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐   No  ☒

As of May 12, 2010, there were 18,747,533 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
March 31, 2010 (Unaudited) and December 31, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2010 and 2009	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the
Three Months Ended March 31, 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	21

ITEM 4T. Controls and Procedures.	21

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	22

ITEM 4. (Removed and Reserved)	22

ITEM 5. Other Information.	22

ITEM 6. Exhibits.	23

Signatures.	24

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Current Assets:
Cash	$223,191	$440
Accounts receivable (net of allowance of $1,005,186 and
$1,439,770 as of March 31, 2010 and December 31, 2009)	3,816,099	4,096,884
Vendor deposits	751,212	916,211
Inventories, net	198,588	214,257
Deferred financing costs, net	-	435,520
Prepaid expenses and other current assets	839,428	801,952

Total Current Assets	5,828,518	6,465,264

Property and equipment, net	258,442	306,080
Deferred financing costs, net	-	77,235
Intangible assets, net	1,164,583	1,164,583
Other assets	289,885	282,725

Total Assets	$7,541,428	$8,295,887

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,231,555	$7,441,828
Interest payable to Former Parent	-	4,546,766
Accrued agent commissions	613,840	620,834
Accrued agent commissions - related parties	6,872	6,904
Deferred revenue	414,066	412,901
Other liabilities	1,580,969	1,332,686
Other liabilities - related parties	34,827	-
Short term borrowings	500,000	500,000
Due to Former Parent	-	137,707
Current portion of capital lease obligations	23,502	34,028
Current portion of loans payable to Former Parent	-	16,016,262

Total Current Liabilities	9,405,631	31,049,916

Loans payable to Former Parent, non-current portion	-	3,000,000
Interest payable to Former Parent, non-current portion	-	126,233

Total Liabilities	9,405,631	34,176,149

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $.001 par value; 9,500,000 shares authorized;
none issued and outstanding at March 31, 2010 (unaudited)
and December 31, 2009	-	-
Common stock, $.001 par value; 70,000,000 shares authorized;
18,747,533 and 10,000,000 shares issued and outstanding at
March 31, 2010 (unaudited) and December 31, 2009, respectively	18,748	10,000
Note receivable exchanged for common stock	(5,149,980)	-
Additional paid-in capital	3,825,653	(10,000)
Accumulated deficit	(558,624)	(25,880,262)

Total Stockholders' Deficiency	(1,864,203)	(25,880,262)

Total Liabilities and Stockholders' Deficiency	$7,541,428	$8,295,887

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The
	Three Months Ended March 31,
	2010	2009

Revenues	$11,267,695	$16,546,795

Cost of revenues	7,622,442	10,816,750

Gross Profit	3,645,253	5,730,045

Operating Expenses
Commission expense	1,174,176	1,888,285
Commission expense - related parties	78,217	48,805
Depreciation and amortization	60,396	218,097
Bad debt expense	395,523	342,822
Transaction expenses	356,087	-
Selling, general and administrative expenses	2,510,846	3,768,363

Total Operating Expenses	4,575,245	6,266,372

Loss From Operations	(929,992)	(536,327)

Other Income (Expense)
Interest income	13,368	18,492
Interest expense	(1,069)	(3,917)
Interest expense - Former Parent	(202,892)	(456,163)
Amortization of deferred financing costs	(68,423)	-
Amortization of deferred financing costs - Former Parent	(69,345)	-
Amortization of debt discount - Former Parent	(100,860)	-
Change in fair value of derivative liabilities - Former Parent	83,097	-

Total Other Expense	(346,124)	(441,588)

Net Loss	$(1,276,116)	$(977,915)

Net Loss Per Common Share - Basic and Diluted	$(0.09)	$(0.10)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	14,568,156	10,000,000

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

(unaudited)

			Note
			Receivable
			Exchanged
			For	Additional
	Common Stock		Common	Paid-In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2009	10,000,000	$10,000	$-	$(10,000)	$(25,880,262)	$(25,880,262)

Stock issued in exchange
for note receivable	3,242,533	3,243	(5,149,980)	5,146,737	-	-

Forgiveness of indebtedness
to Former Parent in conjunction
with the exchange	-	-	-	25,292,175	-	25,292,175

Outstanding common stock of
Lightyear Network Solutions, Inc.
at the time of the exchange	5,505,000	5,505	-	(5,505)	-	-

Recapitalization of Lightyear
Network Solutions, LLC's
accumulated deficit at the time
of the exchange	-	-	-	(26,597,754)	26,597,754	-

Net loss	-	-	-	-	(1,276,116)	(1,276,116)

Balance - March 31, 2010 (unaudited)	18,747,533	$18,748	$(5,149,980)	$3,825,653	$(558,624)	$(1,864,203)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,276,116)	$(977,915)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	60,396	218,097
Provision for bad debt expense	395,523	342,822
Amortization of deferred financing costs	68,423	-
Due to Former Parent	87,108	-
Changes in operating assets and liabilities:
Accounts receivable	(114,738)	(1,776,131)
Other assets	(7,160)	(7,472)
Vendor deposits	164,999	213,000
Inventories	15,669	(131,445)
Prepaid expenses and other current assets	(37,476)	(445,383)
Accounts payable	(1,210,273)	1,508,548
Interest payable to Former Parent	89,751	524,456
Accrued agent commissions	(7,026)	93,987
Deferred revenue	1,165	108,577
Other liabilities	283,110	390,532

Total Adjustments	(210,529)	1,039,588

Net Cash (Used in) Provided by Operating Activities	(1,486,645)	61,673

Cash Flows From Investing Activities
Purchases of property and equipment	(12,758)	(89,590)

Net Cash Used in Investing Activities	(12,758)	(89,590)

Cash Flows From Financing Activities
Repayments of loans payable to Former Parent	-	(250,000)
Repayments of capital lease obligations	(10,526)	(22,083)
Proceeds from loans payable to Former Parent, net [1]	1,826,980	300,000
Deferred financing costs	(94,300)	-

Net Cash Provided by Financing Activities	1,722,154	27,917

Net Increase In Cash	222,751	-

Cash - Beginning	440	440

Cash - Ending	$223,191	$440

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$113,143	$162,060

Non-cash financing activites:
Forgiveness of indebtedness to Former Parent	$25,292,175	$-
Stock issued in exchange for note receivable	$5,149,980	$-

[1]	Face value of loans payable to Former Parent of $2,099,980, less selling commissions withheld of $273,000 for the three months ended March 31, 2010.

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A--Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Lightyear Networks Solutions, Inc., formerly known as Libra Alliance Corporation, (the “Company”, “Libra” or “LNSI”) as of March 31, 2010 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear Network Solutions, LLC (“Lightyear”) for the year ended December 31, 2009 which were included in the Company’s Current Report on Form 8-K/A which was filed with the Securities and Exchange Commission on March 31, 2010. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Organization and Operations

LNSI was incorporated in 1997. Lightyear, a wholly-owned subsidiary of LNSI, was incorporated in 2003 for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear and its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, provide telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. LNS delivers service to approximately 50,000 customer locations. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Reverse Merger, Exchange Transaction and Reorganization

On February 12, 2010, Libra entered into and closed on a master transaction agreement (the “Exchange Transaction”) with LY Holdings, LLC (“LYH” or “Former Parent”) and holders of LYH’s convertible promissory notes (the “Convertible Debtholders”), including a Securities Exchange Agreement and a Securities Contribution Agreement. Libra was a non-operating public shell company which had no preferred stock authorized, was authorized to issue 20,000,000 shares of common stock and had 5,505,000 shares of common stock issued and outstanding. The Securities Exchange Agreement provided for LYH to exchange its 100% membership interest in Lightyear (after forgiving Lightyear’s intercompany indebtedness to LYH) for 10,000,000 shares of Libra common stock to be issued at closing and an additional 9,500,000 shares of Libra preferred stock to be issued after Libra increased its authorized shares. The Securities Contribution Agreements provided for LYH’s Convertible Debtholders to exchange their aggregate of $5,149,980 of LYH Notes to Libra in exchange for an aggregate of 3,242,533 shares of Libra common stock.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A--Organization, Operations, and Basis of Presentation--Continued

Reverse Merger, Exchange Transaction and Reorganization--Continued

On February 25, 2010, Libra’s stockholders approved an amendment to the Articles of Incorporation (1) changing the name of Libra to Lightyear Network Solutions, Inc., (2) increasing the number of authorized shares of common stock to 70,000,000 and (3) authorizing 9,500,000 shares of preferred stock. The preferred stock was designated to (a) vote as a single class with shares of common stock; (b) have a stated value of $2.00 per share; (c) have dividends of 5% of the stated value, when and if declared; (d) have conversion rights into one share of common stock (subject to adjustment); (e) have the right to elect a majority of the board of directors, so long as at least 50% of the originally issued preferred stock is outstanding; (f) have a liquidation preference equal to the sum of the stated value and all accrued but unpaid dividends; (g) have a premium upon a change of control transaction equal to the liquidation preference; and (h) have certain negative covenants regarding the declaration of dividends, the issuance of additional preferred stock and the issuance of debt.

On April 12, 2010 the Amendment to the Articles of Incorporation became effective and the 9,500,000 shares of preferred stock were issued to LYH.  As of April 12, 2010, LYH and LYH’s Convertible Debtholders owned approximately 69% and 11.5% of the Company’s outstanding common stock on a fully-diluted, as-converted basis, respectively.

The transactions under the Master Transaction Agreement are intended to qualify as a tax-free contribution of property for stock under Section 351 of the Internal Revenue Code of 1986.  The issuances of the Company’s stock under the Securities Exchange Agreement and the Contribution Agreements are intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

For financial reporting purposes, the Exchange Transaction represents a capital transaction of Lightyear or a "reverse merger" rather than a business combination, because the sellers of Lightyear controlled the combined company immediately following the completion of the transaction. Lightyear was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Lightyear.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Lightyear and were recorded at the historical cost basis of Lightyear. LNSI’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Lightyear after consummation of the acquisition.  The number of shares issued and outstanding and additional paid-in capital of the Company have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Exchange Transaction, while Lightyear’s historical member’s deficit is being carried forward. All costs attributable to the reverse merger were expensed.

Note B--Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheet, results of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in our consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, plus the recoverability and useful lives of long lived assets.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B--Summary of Significant Accounting Policies--Continued

Income Taxes

LNSI is taxed as a corporation. Lightyear is organized as a limited liability company and elected to be treated as a partnership for income tax purposes, whereby taxable income or loss passes through to, and is reportable by, the member of Lightyear.  The individual entities file state and local income tax returns in certain jurisdictions and are subject to minimum taxes which are based on measures other than income.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company is recording a full valuation allowance against any deferred tax assets because it is not more than likely that the deferred tax assets will be realized. As a result, the corporation’s losses do not result in a tax benefit on the statements of operations.

Effective January 1, 2009, the Company adopted accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position and results of operations.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2010. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for the years prior to 2005. The Company files income tax returns with most states.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Revenue Recognition

Telecommunications services income such as access revenue and usage revenue are recognized on the accrual basis as services are provided. In general, access revenue is billed one month in advance and is recognized when earned. Wireless handheld devices are sold at a discount when bundled with a long-term wireless service contract. We recognize the equipment revenue and associated costs when title has passed and the equipment has been accepted by the customer. The Company provides administrative and support services to its agents and pays commissions based on revenues from the agents’ accounts. Amounts invoiced to customers in advance of services are reflected as deferred revenues.

Recognition of agent fees and interest income on the related notes receivable is limited to amounts recognizable under the cost-recovery method on an individual agent basis.

In addition, we have the right to offset commissions earned with uncollectible accounts receivable attributed to a specific agent or with past due notes receivable payments, up to certain specified percentages of such uncollectible accounts receivable and up to 100 percent of past due notes receivable payments.  We believe our allowances for doubtful accounts and notes receivable, combined with our ability to offset agents’ commissions, are adequate to provide for uncollectible receivables.

Cost of revenue represents primarily the direct costs associated with the cost of transmitting and terminating traffic on other carriers’ facilities.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B--Summary of Significant Accounting Policies--Continued

Revenue Recognition--Continued

Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and accounts and loans payable. The recorded values of cash, accounts receivable and accounts and loans payable approximate their fair values based on their short term nature.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2010 and December 31, 2009, the Company had reserves for obsolete inventory of approximately $60,000 and $70,000, respectively.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Products that are determined to be obsolete are written down to net realizable value.

Derivative Liabilities

As of February 11, 2010, LYH’s derivative liabilities were valued using the Black Scholes option pricing model as follows: All - market and exercise price of $1.80, dividend yield of 0%, annual volatility of 45.4%; Warrants – 4.3 to 5.0 years expected term and risk free interest rates ranging from 1.99% to 2.23% and Conversion Options – 0.8 to 1.4 years expected term and risk free interest rates ranging from 0.24% to 0.54%. As of December 31, 2009, derivative liabilities were valued using the Black Scholes option pricing model as follows: All - market and exercise price of $1.80, dividend yield of 0%, annual volatility of 45.4%; Warrants – 4.4 to 4.8 years expected term and risk free interest rates ranging from 2.44% to 2.57% and Conversion Options – 0.9 to 1.2 years expected term and risk free interest rates of 0.47%. The benefit associated with reducing the value of the derivative liabilities through February 11, 2010 was recorded on the books of Lightyear. On February 12, 2010, the convertible promissory notes and warrants which originally resulted in the derivative liabilities were modified or cancelled such that there were no ongoing derivative liabilities or impact on Lightyear after that date.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted loss attributable to common shares adjusts basic loss per share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exists and are dilutive.  For the three months ended March 31, 2010 and 2009, no dilutive instruments existed.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B--Summary of Significant Accounting Policies--Continued

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance, under ASC Topic 810 on Consolidation, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)
Note C--Stockholders’ Deficiency

Forgiveness of Indebtedness to Former Parent

On February 12, 2010, LYH forgave Lightyear’s intercompany indebtedness of $25,292,175 in conjunction with the Exchange Transaction, which was comprised of $21,116,242 of loans payable to the Former Parent, $4,762,750 of interest payable to the Former Parent, partially offset by a $586,817 receivable from the Former Parent.

Prior to the forgiveness of the intercompany indebtedness by LYH on February 12, 2010, but subsequent to December 31, 2009, Lightyear became indebted to LYH for an additional $2,099,980 of loans. LNS incurred fees associated with these loans aggregating $367,300. These costs were capitalized as deferred financing costs on the books of Lightyear. The additional funding arose from the following financing activity of the Former Parent:

In November 2009, LYH commenced a private placement offering and beginning in January 2010 and continuing through February 8, 2010, LYH raised $2,099,980 of gross proceeds. The notes bear simple interest at a rate equal to 10% per annum and are payable eighteen months from the date of the respective closings.

The note terms stipulated that in the event that LYH consummated (i) an offering or series of related offerings, whether in the form of debt, equity or a combination thereof, that results in gross proceeds to LYH of at least $5,000,000 (see Note A regarding Exchange Transaction), inclusive of the proceeds from an earlier convertible note offering that raised an aggregate of $3,050,000, and (ii) a merger, share exchange, sale or contribution of all substantially all of Lightyear’s assets or other business combination with a publicly-traded shell company, as a result of which the members of Lightyear immediately prior to such transaction, directly or indirectly, beneficially own more than 50% of the voting power of the surviving or resulting entity (the “Reverse Merger”), the holders of the notes would be required to exchange their notes for (i) such number of shares of common stock equal to the number of LYH Class B Units for which such notes are convertible (ii) and new five year warrants to purchase up to 50% of the number of shares of LYH Class B Units for which such notes are converted, issued at an exercise price of $1.80 per share. The transaction calls for the holders of the earlier convertible notes and warrants from the prior note to be treated in a substantially similar manner as the holder of the notes and warrants in this offering.

Prior to the Exchange Transaction (see Note A), the holders rescinded their purchase of the notes and instead received a term note with the same interest rate and duration as the notes.

Recapitalization of LLC’s Accumulated Deficit at the Time of the Exchange

On February 12, 2010, Lightyear’s $26,597,754 accumulated deficit was recapitalized as additional paid in capital, as the reporting entity reorganized from a limited liability company to a corporation.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note D--Short-Term Borrowings

In December 2009, as amended in January 2010, Lightyear entered into a short term revolving secured factoring agreement of up to $500,000. In conjunction with this agreement, the factor received a first priority interest in Lightyear’s accounts receivable, intangible assets and deposit accounts. As of December 31, 2009, Lightyear had outstanding borrowings of $500,000 under the facility. Lightyear entered into an agreement to repay the advances under the factoring agreement from a combination of: (1) fifty percent of the proceeds of the private placement that commenced during November 2009 in excess of $1,000,000; and (2) certain fixed weekly payment amounts if the facility had not been repaid by January 22, 2010. On February 8, 2010, the outstanding borrowings were repaid in full from the proceeds of the final closing of the LYH Next Convertible Notes.

On March 17, 2010, Lightyear entered into a closed end credit facility (the “Note”) with a limited future multiple advance feature, representing an arrangement that allows Lightyear to obtain advances without giving the bank a separate note for each advance.  Lightyear is entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to certain limitations.  The Note bears interest at the prime rate plus 4% but not less than 7.25% per annum.  Beginning on April 30, 2010 through June 30, 2010, Lightyear shall pay all accrued but unpaid interest.  Beginning on July 30, 2010, Lightyear shall make monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112, unless and until the outstanding principal balance of the Note is paid in full.  In addition to the payments described above, Lightyear shall apply to payment of the principal balance of the Note, 50% of all net proceeds in excess of $1,000,000 and up to $2,000,000 from the sale of the Company’s equity securities, unless and until the outstanding principal balance of the Note is paid in full.   The Note matures on March 30, 2011.  The Note is secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and a director of the Company. As of May 12, 2010 and March 31, 2010, Lightyear had outstanding advances totaling $867,000 and $500,000, respectively.

Note E--Related Party Transactions

Lightyear has significant transactions with its Former Parent and members of its Former Parent and deals with certain companies or individuals which are related parties either by having owners in common or because they are controlled by members of the Former Parent, directors and/or officers of the Company or by relatives of members of its Former Parent, directors and/or officers of the Company.  Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

An officer of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $5,000 and $7,000 in commissions from Lightyear during the three months ended March 31, 2010 and 2009, respectively.

Beginning in 2008, an employee (and son of an officer) of the Company, has maintained a representative position in a direct selling entity which earned approximately $39,000 and $42,000 in commissions from Lightyear during the three months ended March 31, 2010 and 2009, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company. During the three months ended March 31, 2010, Lightyear recorded $34,827 of VoIP and wireless revenue override expense.  The holders of the override rights had waived their right to such payment in 2009.

Pursuant to an officer’s employment agreement, Lightyear provides life insurance coverage consisting of $3,000,000 under a whole life policy and $3,000,000 under a term life insurance policy. Lightyear also maintains $5,000,000 in key man life insurance on the same officer with Lightyear listed as the beneficiary. The proceeds from the key man life insurance have been assigned to the Former Parent’s principal note holder as collateral for the debt owed by the Former Parent. Aggregate insurance premium expense for these policies was approximately $25,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note E--Related Party Transactions--Continued

In contemplation of the Exchange Transaction, on February 4, 2010, the officer assigned the ownership of a split-dollar life insurance policy to Lightyear and Lightyear has been made the owner and beneficiary under this policy.

On February 12, 2010, in connection with the forgiveness of Lightyear’s intercompany indebtedness to LYH, Lightyear transferred the remaining deferred financing costs in the amount of approximately $811,000 to LYH, since the original debt that gave rise to such costs remains outstanding.

Note F--Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 43% and 11% during the three months ended March 31, 2010 from two suppliers and 48% and 15% during the three months ended March 31, 2009 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note G--Commitments and Contingencies

Employment Agreement

On February 12, 2010, upon the closing of the Exchange Agreement, the Company assumed LYH’s employment agreement (the “Agreement”) with an officer of the Company. The initial term of the Agreement was from March 31, 2004 through December 31, 2008. At the end of the initial term, the Agreement was automatically renewed for an additional one year term, and shall be automatically renewed for successive additional one-year terms, unless within 180 days prior to the end of the initial term or any additional term either party gives the other written notice of the Company’s or the officer’s intent not to renew the agreement. Under the Agreement, the officer is to receive a base salary, adjusted annually consistent with increases given to other executives of the Company, plus other fringe benefits and is eligible for various bonuses. During the employment term, the base salary has been periodically amended and as of March 31, 2010 is $294,000 per annum.

Litigation

As of March 31, 2010, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Note H--Subsequent Events

Unregistered Sale of Equity Securities

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of preferred stock to LYH.  See Note A for additional details.

Amendments to Articles of Incorporation

On April 12, 2010, the Company filed a certificate of amendment which amended and restated the Articles of Incorporation in their entirety.  See Note A for additional details.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H--Subsequent Events--Continued

Employment Agreement

On April 29, 2010, the Company’s new Chief Operating Officer entered into an employment agreement with the Company with a salary of $125,000 per annum, a discretionary bonus and an expectation to receive options to purchase 125,000 shares of the Company’s common stock, upon the approval of a Company stock incentive plan. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the Chief Operating Officer will continue to: be paid his salary in accordance with the Company’s regular payment schedule until the end of twelve months; be entitled to receive any incentive payments earned and accrued but not yet paid; receive continued medical coverage at the Company’s expense until the end of twelve months; and receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred.

Settlement Agreement

On April 29, 2010, Lightyear and LYH entered into a settlement agreement (the “Settlement Agreement”) with the members of LYH (collectively the “Letter Agreement Holders”). The Letter Agreement Holders are all directors of the Company and one is the Company’s Chief Executive Officer.

In consideration of the Letter Agreement Holders’ loaning of funds to LYH in July 2004 and July 2008 (most of which was ultimately provided to Lightyear), LYH and Lightyear executed agreements (the “Letter Agreements”) to pay the Letter Agreement Holders, in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively.  The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months.  On February 11, 2010, LYH, Lightyear and each of the Letter Agreement Holders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to, among other things, release and discharge LYH from all obligations under the Letter Agreements.

Pursuant to a loan made by one of the Letter Agreement Holders (the “Note Holder”) to LYH, on February 11, 2010 LYH issued an amended promissory note (the “LYH Note”) to the Note Holder in the original principal amount of $8,000,000 with a maturity of July 1, 2010.  As of April 29, 2010, $7,750,000 is outstanding pursuant to the LYH Note, $250,000 of which is payable on March 31, 2010 and the remainder of which is due on the maturity date. The LYH Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. On January 10 of each year, LYH is obligated to pay the Note Holder a commitment fee equal to 5% of the then-outstanding balance of the LYH Note. The original and future note holders have a security interest in the capital stock of LNSI held by LYH.  The original note holder, who has an approximately 30% ownership interest in LYH, was also granted a separate security interest (the “Separate Security Interest”) by certain Letter Agreement Holders of an approximately 40% ownership interest in LYH.

Lightyear, LYH, the Note Holder and the Letter Agreement Holders entered into the Settlement Agreement pursuant to which: (1) Lightyear purchased the LYH Note from the Note Holder for an aggregate purchase price of $7,750,000; (2) LYH has become indebted to Lightyear pursuant to and in the amount of the LYH Note; and (3) Lightyear is obligated to reimburse LYH $260,000 in advances made by LYH to the Note Holder after the parties reached an agreement in principal, but prior to the execution of the agreement.  Of the $7,750,000 of aggregate payments, $250,000 is scheduled to be paid contemporaneous with the execution of the Settlement Agreement and $250,000 is scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date.  The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of the Note Holder’s underlying bank loan (negotiations are underway to extend the current bank loan maturity date of July 1, 2010).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H--Subsequent Events—Continued

Settlement Agreement--Continued

To induce Lightyear to purchase the Note Holder’s rights under the LYH Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LYH’s payments to Lightyear pursuant to the LYH Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined, the Note Holder may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare this Settlement Agreement to be void.  If the Note Holder voids the Settlement Agreement, (i) the LYH Note shall revert to the Note Holder, (ii) Lightyear will have no further obligation to make any payments to the Note Holder, whether for amounts withheld or to become due, (iii) the payments received from Lightyear shall be credited against the Note, and (iv) the Note Holder may pursue remedies of default against LYH and certain Letter Agreement Holders, including the Separate Security Interest .

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Lightyear Network Solutions, Inc. and Subsidiaries (“LNSI”) for the three months ended March 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Current Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LNSI. References to Lightyear refer to LNSI’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of LNSI’s Form 8-K/A filed March 31, 2010. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Lightyear provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services.

We intend to increase Lightyear’s revenue and earnings via a combination of organic and acquisition growth. Our growth strategy is to acquire multiple small to mid-sized competitors and thereby aggregate revenue. Each series of acquisitions will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

•	Accretive to earnings in the first year;
•	Trained technical staff meeting Lightyear’s internal requirements and the requirements of Lightyear’s customers; and,
•	Strategic locations throughout the US where Lightyear has and/or anticipates significant demand for its service offerings.

We also intend to expand our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and to enhance our wireless, VoIP and enhanced data products to complement our history of selling landline services.

Recent Developments

Private Placements

Commencing in June 2009 through February 2010, LY Holdings, LLC (“LYH” or “Former Parent”) raised aggregate gross proceeds of approximately $5.1 million from offerings of convertible notes and warrants. The net proceeds (after various financing costs and repayment of certain obligations) from these financings were recorded on the books of Lightyear in order to fund operations.

Factoring Agreement

In December 2009, Lightyear entered into a short term revolving secured factoring agreement to provide an advance of up to $500,000. Our advances were repaid in full and this arrangement was cancelled effective February 8, 2010.

Exchange Transaction

On February 12, 2010, LYH entered into a master transaction agreement (the “Exchange Agreement”) with Libra Alliance Corporation, a public company (“Libra”), and holders of LYH’s convertible promissory notes. LYH agreed to contribute its interest in Lightyear (after forgiving Lightyear’s intercompany indebtedness to LYH) to Libra, in exchange for a combination of 10,000,000 shares of common stock and 9,500,000 shares of preferred stock in Libra.  In addition, LYH’s convertible note holders agreed to contribute their LYH notes to Libra in exchange for an aggregate of 3,242,533 shares of common stock of Libra.

Credit Facility

On March 17, 2010, Lightyear entered into a $1,000,000 secured promissory note (the "Note") with First Savings Bank, F.S.B. (the “Bank”), of Clarksville, Indiana. Amounts available under the Note are for general corporate purposes. As of May 12, 2010, Lightyear has borrowed approximately $867,000 under the Note. See Note D in the Notes to Condensed Consolidated Financial Statements for additional details.

Settlement Agreement

On April 29, 2010, Lightyear and LYH entered into a settlement agreement (the “Settlement Agreement”) with the members of LYH (collectively the “Letter Agreement Holders”). The Letter Agreement Holders are all directors of the Company and one is the Company’s Chief Executive Officer.

In consideration of the Letter Agreement Holders’ loaning of funds to LYH in July 2004 and July 2008 (most of which was ultimately provided to Lightyear), LYH and Lightyear executed agreements (the “Letter Agreements”) to pay the Letter Agreement Holders, in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively.  The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months.  On February 11, 2010, LYH, Lightyear and each of the Letter Agreement Holders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to, among other things, release and discharge LYH from all obligations under the Letter Agreements.

Pursuant to a loan made by one of the Letter Agreement Holders (the “Note Holder”) to LYH, on February 11, 2010 LYH issued an amended promissory note (the “LYH Note”) to the Note Holder in the original principal amount of $8,000,000 with a maturity of July 1, 2010.  As of April 29, 2010, $7,750,000 is outstanding pursuant to the LYH Note, $250,000 of which is payable on March 31, 2010 and the remainder of which is due on the maturity date. The LYH Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. On January 10 of each year, LYH is obligated to pay the Note Holder a commitment fee equal to 5% of the then-outstanding balance of the LYH Note. The original and future note holders have a security interest in the capital stock of LNSI held by LYH.  The original note holder, who has an approximately 30% ownership interest in LYH, was also granted a separate security interest (the “Separate Security Interest”) by certain Letter Agreement Holders of an approximately 40% ownership interest in LYH.

Lightyear, LYH, the Note Holder and the Letter Agreement Holders entered into the Settlement Agreement pursuant to which: (1) Lightyear purchased the LYH Note from the Note Holder for an aggregate purchase price of $7,750,000; (2) LYH has become indebted to Lightyear pursuant to and in the amount of the LYH Note; and (3) Lightyear is obligated to reimburse LYH $260,000 in advances made by LYH to the Note Holder after the parties reached an agreement in principal, but prior to the execution of the agreement.  Of the $7,750,000 of aggregate payments, $250,000 is scheduled to be paid contemporaneous with the execution of the Settlement Agreement and $250,000 is scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date.  The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of the Note Holder’s underlying bank loan (negotiations are underway to extend the current bank loan maturity date of July 1, 2010).

To induce Lightyear to purchase the Note Holder’s rights under the LYH Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LYH’s payments to Lightyear pursuant to the LYH Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined, the Note Holder may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare this Settlement Agreement to be void.  If the Note Holder voids the Settlement Agreement, (i) the LYH Note shall revert to the Note Holder, (ii) Lightyear will have no further obligation to make any payments to the Note Holder, whether for amounts withheld or to become due, (iii) the payments received from Lightyear shall be credited against the Note, and (iv) the Note Holder may pursue remedies of default against LYH and certain Letter Agreement Holders, including the Separate Security Interest .

Revenues

Revenues consist primarily of sales of telecommunications products and services including long distance and local service, internet/intranet, calling cards, conferencing services, VoIP services and wireless telephone sales and services.

Gross Profit

Gross profit represents revenues, less the cost of revenues incurred to provide services to our customers. Cost of revenues consist primarily of carrier access fees, network costs and usage fees associated with providing our wholesale telecommunications services.

Operating Expenses

Operating expenses include commission expense which consists of monthly payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired. Operating expenses also include selling, general and administrative expenses which consist of salaries and benefits, advertising, marketing and promotion, rent associated with our office space, professional fees, travel and entertainment, and other costs.

Other Income (Expense)

Interest income represents interest earned on advances to agents and deposits with carriers. Interest expense primarily represents interest associated with our debt obligations to LYH. Amortization of deferred financing costs represents the charging off of the costs associated with LYH’s convertible note and warrant offering, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010. Amortization of debt discount represents the charging off of the value of the conversion option of the notes and the related warrants, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010. Change in fair value of derivative liabilities represents the mark-to-market of the value of LYH’s derivative liabilities (various warrants and conversion options) through February 12, 2010. Through February 12, 2010, Lightyear bore the expense associated with interest expense, deferred financing costs, amortization of debt discount and change in the fair value of derivative liabilities because the related financings were conducted by LYH in order to fund Lightyear’s operations. On February 12, 2010, LYH forgave the intercompany indebtedness and assumed responsibility for the remaining interest expense, deferred financing costs, debt discount and derivative liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were approximately $11.3 million and $16.5 million, respectively, a decrease of $5.2 million or 32%. Voice revenues decreased $1.7 million or 24%, to $5.0 million from $6.7 million. Local service revenues decreased $0.3 million or 12%, to $2.1 million from $2.4 million. The decrease in voice and local revenues is primarily due to many small and medium business customers moving to integrated solutions that combine voice, local and data into one VoIP solution for a much lower cost. Also many residential customers are abandoning their local lines and moving to wireless only service. VoIP revenues decreased $0.3 million or 18%, to $1.0 million from $1.3 million. While business VoIP revenues are up, our residential VoIP revenues are down, due to a shift in sales focus from VoIP to wireless service. Data revenues decreased $0.4 million or 27%, to $1.0 million from $1.4 million, due to the loss of a large frame relay customer. Wireless revenues decreased $1.9 million or 74%, to $0.6 million from $2.5 million, which is reflective of a more cautious marketing program after an aggressive rollout of our wireless product in late 2009.

Gross Profit

Cost of revenues for the three months ended March 31, 2010 and 2009, amounted to approximately $7.6 million (68% of revenues) and $10.8 million (65% of revenues), respectively, a decrease of $3.2 million or 30%. Cost of revenues as a percentage of revenues rose slightly due to increased market pressures on the pricing of our products.

Operating Expenses

Commission expenses decreased $0.7 million to $1.2 million (10% of revenues) from $1.9 million (11% of revenues). Commission expense – related parties increased $0.1 million to $0.1 million (1% of revenues) from $0 million (less than 1% of revenues). Commission expenses as a percentage of revenue were lower for 2009 due to a decline in sales of higher commission products and waivers of 2009 override payments of approximately $58,000 to the members of LYH related to VoIP and wireless revenues. Depreciation and amortization expense decreased by $0.1 million or 72%, to $0.1 million from $0.2 million, due to the fact that most intangible assets with finite lives were fully amortized as of March 2009. Bad debt expense increased by $0.1 million or 15% to $0.4 million from $0.3 million, as a result of significant uncollectible receivables associated with the launch of our post paid wireless product, which ultimately resulted in our shifting our focus to a prepaid product. Transaction expenses of $0.4 million represent non-recurring professional service costs associated with structuring and compliance activities supporting our February 12, 2010 reverse merger. Selling, general and administrative expenses decreased by $1.3 million or 33% to $2.5 million from $3.8 million, primarily as a result of a decrease in headcount in both full-time employees and contract labor.

Other Income (Expense)

Interest expense – Former Parent decreased $0.3 million or 56%, to $0.2 million from $0.5 million, due to the cessation of interest expense on February 12, 2010 on account of the forgiveness of the intercompany indebtedness, a decline in the average prime rate during the period, the cessation of commitment fees on December 31, 2009, partially offset by increased borrowings prior to the debt forgiveness.  LYH’s 2009/2010 convertible note and warrant offering to finance Lightyear’s operating activities resulted in $0.1 million of expense associated with amortization of deferred financing costs and $0.1 million of expense associated with amortization of debt discount being recorded on our books, plus $0.1 million of income associated with the mark-to-market of LYH’s derivative liabilities associated with the conversion options and warrants in that financing.

Liquidity and Capital Resources

Recent Developments

See “Recent Developments” on page 15.

Overview

Since Lightyear began operations in 2004, it has incurred significant operating losses. Through the date of the reverse merger, Lightyear had an accumulated member’s deficit of approximately $29.1 million. As a result, Lightyear has monitored its cash balances and operating costs to attempt to maintain an adequate level of cash.

Historically, Lightyear’s working capital had come from LYH and, when available, from operations. Commencing in May and November of 2009, LYH conducted private placements of convertible notes which generated gross proceeds of $5.1 million with the net proceeds being provided to Lightyear. In connection with the transaction with Libra, Lightyear’s debt and interest obligations to LYH were extinguished.

Lightyear’s growth plans include a combination of organic and acquisition growth. Lightyear’s acquisition strategy is to acquire multiple small to mid-sized competitors and thereby aggregate revenue. The Company is currently investigating the capital markets for additional financings in order to help fund such acquisitions and working capital requirements.

We have instituted cost reductions, raised our customer credit requirements, and increased our efforts to increase revenues through targeted promotions, all toward the goal of achieving positive cash flow from operations within the coming twelve months.

Three Months Ended March 31, 2010 and 2009

Operating Activities

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2009. The amount used during the three months ended March 31, 2010 was primarily due to a $0.8 million decrease in operating liabilities and a $0.7 million cash loss from operations (after non-cash adjustments). The amount provided during the three months ended March 31, 2009 was primarily due to a $2.6 million decrease in operating liabilities, partially offset by a $2.1 million increase in operating assets and a $0.4 million cash loss from operations (after non-cash adjustments).

Investing Activities

Net cash used in investing activities was a negligible amount for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009. During both periods, the usage of cash was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2010 compared to a negligible amount for the three months ended March 31, 2009. The amount for the three months ended March 31, 2010 was primarily due to $1.8 million of net proceeds received by Lightyear after LYH’s issuance of convertible notes. The amount for the three months ended March 31, 2009 was primarily due to $0.3 million of net proceeds received by Lightyear from LYH offset by repayments of roughly the same amount.

Off Balance Sheet Arrangements

As of March 31, 2010, Lightyear has provided irrevocable standby letters of credit, aggregating approximately $125,000 to five states and one vendor, which automatically renew for terms not longer than one year, unless notified otherwise. As of March 31, 2010 and December 31, 2009, these letters of credit had not been drawn upon.

Critical Accounting Policies

Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include the reserves related to receivables, plus the recoverability and useful lives of long lived assets.

Revenue Recognition

Telecommunications services income such as access revenue and usage revenue are recognized on the accrual basis as services are provided. In general, access revenue is billed one month in advance and is recognized when earned. Wireless handheld devices are sold at a discount when bundled with a long-term wireless service contract. We recognize the equipment revenue and associated costs when title has passed and the equipment has been accepted by the customer. We provide administrative and support services to its agents and pays commissions based on revenues from the agents’ accounts. Amounts invoiced to customers in advance of services are reflected as deferred revenues.

Recognition of agent fees and interest income on the related notes receivable is limited to amounts recognizable under the cost-recovery method on an individual agent basis.

In addition, we have the right to offset commissions earned with uncollectible accounts receivable attributed to a specific agent or with past due notes receivable payments, up to certain specified percentages of such uncollectible accounts receivable and up to 100 percent of past due notes receivable payments.  We believe our allowances for doubtful accounts and notes receivable, combined with our ability to offset agents’ commissions, are adequate to provide for uncollectible receivables.

Cost of revenue represents primarily the direct costs associated with the cost of transmitting and terminating traffic on other carriers’ facilities.

Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

Accounts Receivable

We have established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Our policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer useful.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related payments is recorded as a liability. Depreciation of capitalized leased assets is computed on the straight-line method over the term of the lease. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Intangible Assets

Intangible assets with definite lives are recorded at cost less accumulated amortization. Amortization is computed on a straight-line basis over the lives of the intangible assets. The Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, proprietary technology, trade names, covenants not to compete, customer relationships, agent relationships and VoIP licenses.

Impairment of Long-Lived Assets

The Company has reviewed the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Recent Accounting Policies

In June 2009, the FASB issued new accounting guidance, under ASC Topic 810 on Consolidation, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Claims have been asserted against Lightyear which arose in the normal course of business and from the Lightyear Holdings’ bankruptcy proceedings. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Current Report on 8-K dated April 12, 2010).
10.1
Employment Agreement between LY Holdings, LLC (f/k/a LY Acquisition LLC) and J. Sherman Henderson III dated as of July 30, 2003 (as assumed by Registrant) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 12, 2010).

10.2	Form of Wireless Letter Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 12, 2010).
10.3	Form of VoIP Letter Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 12, 2010).
10.4	First Modification to Letter Agreements (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 12, 2010).
10.5	Promissory note of LY Holdings, LLC to Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 12, 2010).
10.6
Promissory Note, dated as of March 17, 2010 by Lightyear Network Solutions, LLC to First Savings Bank, F.S.B. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 17, 2010).

10.7
Absolute Continuing Guaranty Agreement, dated March 17, 2010, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 17, 2010).

10.8
Absolute Continuing Guaranty Agreement, dated March 17, 2010, by Ronald L. Carmicle in favor of First Savings Bank, F.S.B. (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 17, 2010).

10.9
Security Agreement, dated March 17, 2010 by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 17, 2010).

10.10
Lockbox and Account Control Agreement, dated March 17, 2010 by and among  Lightyear Network Solutions, LLC, Fifth Third Bank and First Savings Bank, F.S.B. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated March 17, 2010).

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ J. Sherman Henderson III
J. Sherman Henderson III, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date:  May 17, 2010