Form 10-Q
period 2010-06-30
Lightyear Network Solutions, Inc.
filed 2010-08-16
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2010, there were 19,997,558 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
June 30, 2010 (Unaudited) and December 31, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	28

ITEM 4. Controls and Procedures.	28

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	30

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30

ITEM 3. Defaults Upon Senior Securities.	30

ITEM 4. (Removed and Reserved)	30

ITEM 5. Other Information.	30

ITEM 6. Exhibits.	32

Signatures.	33

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current Assets:
Cash	$1,444,742	$440
Accounts receivable (net of allowance of $1,329,992 and $1,439,770 as of June 30, 2010 and December 31, 2009)	3,695,099	4,096,884
Vendor deposits	801,211	916,211
Inventories, net	220,057	214,257
Deferred financing costs, net	-	435,520
Prepaid expenses and other current assets	878,523	801,952

Total Current Assets	7,039,632	6,465,264

Property and equipment, net	204,222	306,080
Deferred financing costs, net	-	77,235
Intangible assets, net	1,164,583	1,164,583
Other assets	297,142	282,725

Total Assets	$8,705,579	$8,295,887

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,688,439	$7,441,828
Interest payable - related parties	98,113	4,546,766
Accrued agent commissions	601,996	620,834
Accrued agent commissions - related parties	3,277	6,904
Deferred revenue	435,490	412,901
Other liabilities	1,474,918	1,332,686
Other liabilities - related parties	178,999	137,707
Short term borrowings	987,100	500,000
Current portion of capital lease obligations	12,602	34,028
Current portion of obligations payable - related parties	7,500,000	16,016,262

Total Current Liabilities	17,980,934	31,049,916

Obligations payable - related parties, non-current portion	-	3,000,000
Interest payable - related parties, non-current portion	-	126,233

Total Liabilities	17,980,934	34,176,149

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $.001 par value; 9,500,000 shares authorized; 9,500,000 shares issued and outstanding at June 30, 2010 and none issued and outstanding at December 31, 2009; aggregate liquidation preference of $19,328,986 at June 30, 2010	9,500	-
Common stock, $.001 par value; 70,000,000 shares authorized; 19,333,333 and 10,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	19,333	10,000
Notes and receivables from affiliates	(13,004,392)	-
Additional paid-in capital	5,573,578	(10,000)
Accumulated deficit	(1,873,374)	(25,880,262)

Total Stockholders' Deficiency	(9,275,355)	(25,880,262)

Total Liabilities and Stockholders' Deficiency	$8,705,579	$8,295,887

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The		For The
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$11,272,870	$15,103,094	$22,540,565	$31,649,889

Cost of revenues	7,693,386	9,917,099	15,315,828	20,733,849

Gross Profit	3,579,484	5,185,995	7,224,737	10,916,040

Operating Expenses
Commission expense	1,194,188	1,208,304	2,368,364	3,096,589
Commission expense - related parties	59,135	66,684	137,352	115,489
Depreciation and amortization	56,978	97,215	117,374	315,312
Bad debt expense	321,418	1,833,043	716,941	2,175,865
Transaction expenses	72,836	-	428,923	-
Selling, general and administrative expenses	2,926,457	3,156,089	5,437,303	6,924,452

Total Operating Expenses	4,631,012	6,361,335	9,206,257	12,627,707

Loss From Operations	(1,051,528)	(1,175,340)	(1,981,520)	(1,711,667)

Other Income (Expense)
Interest income	8,056	32,975	21,424	51,467
Interest income - related parties	104,412	-	104,412	-
Interest expense	(17,686)	(2,728)	(18,755)	(6,646)
Interest expense - related parties	(98,113)	(458,681)	(301,005)	(914,843)
Amortization of deferred financing costs	-	(2,216)	(68,423)	(2,216)
Amortization of deferred financing costs - related parties	-	(519)	(69,345)	(519)
Amortization of debt discount - related parties	-	(8,353)	(100,860)	(8,353)
Change in fair value of derivative liabilities - related parties	-	5,306	83,097	5,306
Other expense - related parties	(259,891)	-	(259,891)	-

Total Other Expense	(263,222)	(434,216)	(609,346)	(875,804)

Net Loss	(1,314,750)	(1,609,556)	(2,590,866)	(2,587,471)

Cumulative Preferred Stock Dividends	(328,986)	-	(328,986)	-

Net Loss Attributable to Common Stockholders	$(1,643,736)	$(1,609,556)	$(2,919,852)	$(2,587,471)

Net Loss Per Common Share - Basic and Diluted	$(0.09)	$(0.16)	$(0.18)	$(0.26)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	18,755,627	10,000,000	16,673,459	10,000,000

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

(unaudited)

					Notes
					And
					Receivables	Additional
	Preferred Stock		Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Affiliates	Capital	Deficit	Total

Balance - December 31, 2009	-	$-	10,000,000	$10,000	$-	$(10,000)	$(25,880,262)	$(25,880,262)

Common stock issued in exchange for note receivable	-	-	3,242,533	3,243	(5,149,980)	5,146,737	-	-

Forgiveness of indebtedness to Former Parent in conjunction with the exchange	-	-	-	-	-	25,292,175	-	25,292,175

Outstanding common stock of Lightyear Network Solutions, Inc. at the time of the exchange	-	-	5,505,000	5,505	-	(5,505)	-	-

Recapitalization of Lightyear Network Solutions, LLC's accumulated deficit at the time of the exchange	-	-	-	-	-	(26,597,754)	26,597,754	-

Note receivable from affiliate purchased from related party	-	-	-	-	(7,750,000)	-	-	(7,750,000)

Interest receivable associated with note receivable from affiliate	-	-	-	-	(104,412)	-	-	(104,412)

Issuance of common stock and warrants - private placement, net	-	-	585,800	585	-	1,710,249	-	1,710,834

Preferred stock issued to Former Parent in conjunction with the exchange	9,500,000	9,500	-	-	-	(9,500)	-	-

Stock-based compensation	-	-	-	-	-	47,176	-	47,176

Net loss	-	-	-	-	-	-	(2,590,866)	(2,590,866)

Balance - June 30, 2010	9,500,000	$9,500	19,333,333	$19,333	$(13,004,392)	$5,573,578	$(1,873,374)	$(9,275,355)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(2,590,866)	$(2,587,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,374	315,312
Provision for bad debt expense	716,941	2,175,865
Stock-based compensation	47,176	-
Amortization of deferred financing costs	68,423	2,216
Amortization of deferred financing costs - related parties	69,345	519
Amortization of debt discount - related parties	100,860	8,353
Change in fair value of derivative liabilities - related parties	(83,097)	(5,306)
Gain on sale of fixed asset	(109)	-
Changes in operating assets and liabilities:
Accounts receivable	(315,156)	(4,195,725)
Other assets	(14,417)	(15,040)
Vendor deposits	115,000	209,499
Inventories	(5,800)	(315,737)
Prepaid expenses and other current assets	(76,571)	(125,297)
Accounts payable	(904,207)	2,043,581
Interest payable - related parties	187,864	744,447
Accrued agent commissions	(18,838)	(12,609)
Accrued agent commissions - related parties	(3,627)	-
Deferred revenue	22,589	1,264,990
Other liabilities	216,819	29,087
Other liabilities - related parties	-	50,000

Total Adjustments	240,569	2,174,155

Net Cash Used in Operating Activities	(2,350,297)	(413,316)

Cash Flows From Investing Activities
Purchases of property and equipment	(16,119)	(90,584)
Proceeds from sale of fixed asset	712	-

Net Cash Used in Investing Activities	(15,407)	(90,584)

Cash Flows From Financing Activities
Repayments of obligations payable - related parties	(250,000)	(500,000)
Repayments of capital lease obligations	(21,426)	(44,837)
Repayments of short term borrowings	(500,000)	-
Proceeds from obligations payable - related parties, net [1]	1,826,980	1,250,000
Proceeds from issuance of common stock and warrants, net [2]	1,861,652	-
Proceeds from short term borrowings	987,100	-
Payments of deferred debt financing costs	(94,300)	(199,482)
Distribution to member	-	(1,781)

Net Cash Provided by Financing Activities	3,810,006	503,900

Net Increase In Cash	1,444,302	-

Cash - Beginning	440	440

Cash - Ending	$1,444,742	$440

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)

	For The
	Six Months Ended June 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$218,143	$287,717

Non-cash financing activites:
Forgiveness of indebtedness to Former Parent	$25,292,175	$-
Stock issued in exchange for note receivable	$5,149,980	$-
Preferred stock issuance	$9,500	$-
Offering costs incurred but not paid	$150,818	$-
Obligations payable to related party issued in exchange
for note receivable from affiliate	$7,750,000	$-

[1]	Face value of obligations payable to Former Parent of $2,099,980, less selling commissions withheld of $273,000 during the six months ended June 30, 2010.

[2]	Gross proceeds from issuance of common stock and warrants of $2,343,200, less selling commissions, financial advisory fees, expense reimbursement and bank escrow fees withheld of $481,548.

See Notes to these Condensed Consolidated Financial Statements

Note A—Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Lightyear Networks Solutions, Inc., formerly known as Libra Alliance Corporation, (the “Company”, “Libra” or “LNSI”) as of June 30, 2010 and the condensed consolidated results of its operations for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear Network Solutions, LLC (“Lightyear”) for the year ended December 31, 2009 which were included in the Company’s Current Report on Form 8-K/A which was filed with the Securities and Exchange Commission on March 31, 2010. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

Organization and Operations

LNSI was incorporated in 1997. Lightyear, a wholly-owned subsidiary of LNSI, was organized in 2003 for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear and its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, provide telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. LNS delivers service to approximately 40,000 customer locations. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

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

Note A—Organization, Operations, and Basis of Presentation—Continued

Reverse Merger, Exchange Transaction and Reorganization—Continued

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

On April 12, 2010, the Amendment to the Articles of Incorporation became effective and the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of preferred stock to LYH.  As of April 12, 2010, LYH and LYH’s Convertible Debtholders owned approximately 69% and 11.5% of the Company’s outstanding common stock on a fully-diluted, as-converted basis, respectively.

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

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheet, results of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in our consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets and the valuation of equity and derivative instruments.

Note B—Summary of Significant Accounting Policies—Continued

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2010. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for the years prior to 2005. The Company files income tax returns with most states.

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

Note B—Summary of Significant Accounting Policies—Continued

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and short term borrowings, plus accounts and obligations payable. The recorded values of cash, accounts receivable and short term borrowings, plus accounts and obligations payable approximate their fair values based on their short term nature.

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2010 and December 31, 2009, the Company had reserves for obsolete inventory of approximately $65,000 and $70,000, respectively.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Products that are determined to be obsolete are written down to net realizable value.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders, after deducting the cumulative undeclared dividends on the Company’s preferred stock of $328,986 at June 30, 2010 (see Note F, Issuance of Preferred Stock), by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive.  At June 30, 2010, 9,500,000 shares of preferred stock, plus outstanding stock options and warrants to purchase 778,500 and 1,552,370 shares of common stock, respectively, an aggregate of 11,830,870 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.  At June 30, 2009, no potentially dilutive instruments existed.

Note B—Summary of Significant Accounting Policies—Continued

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

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods, and interim periods within those annual periods, beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In July 2010, the FASB issued new accounting guidance, under ASC Topic 310 on Receivables, which requires an entity to enhance the disclosures about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s condensed consolidated financial statements.

Note C—Short-Term Borrowings

In December 2009, as amended in January 2010, Lightyear entered into a short term revolving secured factoring agreement of up to $500,000. In conjunction with this agreement, the factor received a first priority interest in Lightyear’s accounts receivable, intangible assets and deposit accounts. As of December 31, 2009, Lightyear had outstanding borrowings of $500,000 under the facility. Lightyear entered into an agreement to repay the advances under the factoring agreement from a combination of: (1) fifty percent of the proceeds of the private placement that commenced during November 2009 in excess of $1,000,000; and (2) certain fixed weekly payment amounts if the facility had not been repaid by January 22, 2010. On February 8, 2010, the outstanding borrowings were repaid in full from the proceeds of the final closing of the LYH Notes.

Note C—Short-Term Borrowings—Continued

On March 17, 2010, Lightyear entered into a closed end credit facility (the “Note”) with a limited future multiple advance feature, representing an arrangement that allows Lightyear to obtain advances without giving the bank a separate note for each advance.  Lightyear is entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to certain limitations.  The Note bears interest at the prime rate plus 4% but not less than 7.25% per annum.  Beginning on April 30, 2010 through June 30, 2010, Lightyear shall pay all accrued but unpaid interest.  Beginning on July 30, 2010, Lightyear shall make monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112, unless and until the outstanding principal balance of the Note is paid in full.  In addition to the payments described above, Lightyear shall apply to payment of the principal balance of the Note, 50% of all net proceeds in excess of $1,000,000 and up to $2,000,000 from the sale of the Company’s equity securities, unless and until the outstanding principal balance of the Note is paid in full (the “Equity Payment”). The Note was modified on August 3, 2010, but is effective as of March 17, 2010, such that the Equity Payment is now due no later than October 30, 2010. The Note matures on March 30, 2011. The Note is secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and a director of the Company. As of June 30, 2010, Lightyear had outstanding advances totaling $987,100.

Note D—Related Party Transactions

Lightyear has significant transactions with its former parent, LYH, and members of LYH and deals with certain companies or individuals which are related parties either by having owners in common or because they are controlled by members of LYH, directors and/or officers of the Company or by relatives of members of LYH, directors and/or officers of the Company.  Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

Settlement Agreement

In July 2004 and July 2008, LYH borrowed funds, most of the proceeds of which were ultimately provided to Lightyear.  The lenders were all affiliates of LYH, including an affiliate of Chris T. Sullivan, who is an affiliate of LYH and a director of Lightyear,  In connection with the loans, LYH and Lightyear executed agreements (the “Letter Agreements”) to pay the lenders (the “Letter Agreement Holders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively.  The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months.  On February 11, 2010, LYH, Lightyear and each of the Letter Agreement Holders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to, among other things, release and discharge LYH from all obligations under the Letter Agreements. The Letter Agreement Holders are all associated with directors of the Company, including the Company’s Chief Executive Officer.

Pursuant to a loan made to LYH by Sullivan, on February 11, 2010 LYH issued an amended promissory note (the “LYH Note”) to Sullivan in the original principal amount of $8,000,000 with a maturity date of July 1, 2010.  The LYH Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. The LYH Note is secured by a security interest in (i) the capital stock of LNSI held by LYH and (ii) certain interests in LYH, excluding Sullivan’s interest.  As of April 29, 2010, $7,750,000 was outstanding pursuant to the LYH Note, $250,000 of which was scheduled to have been paid on March 31, 2010 and the remainder of which was due on the July 1, 2010 maturity date.

On April 29, 2010, Lightyear, LYH,  Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear purchased the LYH Note from Sullivan for an aggregate purchase price of $7,750,000 (the “LNS Obligation”) ; (2) LYH became indebted to Lightyear pursuant to and in the amount of the LYH Note; and (3) Lightyear became obligated to reimburse LYH for $260,000 (the “LYH Reimbursement”, which is recorded as other expense - related parties in the condensed consolidated statements of operations) in advances made by LYH to Sullivan after the parties reached an agreement in principle, but before the execution of the agreement. Of the $7,750,000 LNS Obligation, $250,000 was paid contemporaneous with the execution of the Settlement Agreement and $250,000 was scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the LYH Note. The LNS Obligation has the same interest terms as the LYH Note.  Sullivan is also the beneficiary on a $5,000,000 key man life insurance policy on an executive officer.

Note D—Related Party Transactions—Continued

Settlement Agreement—Continued

To induce Lightyear to purchase Sullivan’s rights under the LYH Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LYH’s payments to Lightyear pursuant to the LYH Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined in the Settlement Agreement, Sullivan may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void.  If Sullivan voids the Settlement Agreement, (i) the LYH Note reverts to  Sullivan, (ii) Lightyear will have no further obligation to make any payments to Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear will be credited against the LNS Obligation, and (iv) Sullivan may pursue remedies of default against LYH and certain Letter Agreement Holders, including the additional security interest.

As of June 30, 2010, the balance due to Lightyear on the LYH Note is $7,750,000 and the interest receivable is $104,412. As of June 30, 2010, the balance owed by Lightyear on the LNS Obligation is $7,500,000, plus a $98,113 interest payable and a $110,000 LYH Reimbursement payable. See Note H, Settlement Agreement for additional details.

Other

An officer of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $5,000 and $10,000 in commissions from Lightyear during the three and six months ended June 30, 2010 and $6,000 and $13,000 during the three and six months ended June 30, 2009, respectively.

Beginning in 2008, an employee (and son of an officer) of the Company, has maintained a representative position in a direct selling entity which earned approximately $20,000 and $59,000 in commissions from Lightyear during the three and six months ended June 30, 2010 and $60,000 and $102,000 during the three and six months ended June 30, 2009, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company. During the three and six months ended June 30, 2010, Lightyear recorded approximately $34,000 and $69,000 of VoIP and wireless revenue override expense, respectively.  The holders of the override rights had waived their right to such payment in 2009.

Pursuant to an officer’s employment agreement, Lightyear provides life insurance coverage consisting of $3,000,000 under a whole life policy and $3,000,000 under a term life insurance policy. Lightyear also maintains $5,000,000 in key man life insurance on the same officer. The proceeds from the key man life insurance have been assigned to Sullivan as collateral for the LNS Obligation. Aggregate insurance premium expense for these policies was approximately $19,000 and $44,000 for the three and six months ended June 30, 2010 and $25,000 and $51,000 for the three and six months ended June 30, 2009, respectively.

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

Note E—Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 41% and 13% during the three months ended June 30, 2010 and 42% and 12% during the six months ended June 30, 2010 from two suppliers. Lightyear acquired approximately 48% during the three months ended June 30, 2009 from one supplier and 46% and 10% during the six months ended June 30, 2009 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note F—Stockholders’ Deficiency

Reverse Merger, Exchange Transaction and Reorganization

At the time of the Exchange Transaction, LNSI had 5,505,000 shares of common stock outstanding. The LYH Convertible Debtholders exchanged their LYH Notes to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The LYH Note of $5,149,980 was recorded as a contra-equity item because it represents a receivable from an affiliate. See Note A, Reverse Merger, Exchange Transaction and Reorganization for additional details.

Issuance of Preferred Stock

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of Preferred Stock to LYH. See Note A, Reverse Merger, Exchange Transaction and Reorganization for additional details.

The Preferred Stock ranks senior to Common Stock and holders of the Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution upon a Liquidation Event,  before any payment shall be made to the holders of Common Stock, an amount per share equal to the greater of (i) the Stated Value of $2.00, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted into Common Stock.  Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price (currently set at $2.00 per share) in effect at the time of conversion, subject to typical anti-dilution provisions.  The Preferred Stock is convertible automatically upon the earlier of (a ) a public offering of $40 million of gross proceeds from the sale of  Common Stock,  (b) shares of Common Stock trading for 20 consecutive trading days at a daily average price of not less than 200% of the Conversion Price, at an average volume of not less than 500,000 shares per day over such 20 trading day period or (c) the conversion of at least fifty percent of the shares of Preferred Stock originally issued, subject to typical adjustments for stock splits, stock dividends or other similar recapitalization events, or (d) upon the agreement of at least a majority of the Preferred Stock holders.

Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. During the second fiscal quarter of 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Cumulative undeclared dividends on the Company’s Preferred Stock at the rate of 8% per annum total $328,986 or $0.0346 per share at June 30, 2010.

Issuance of Common Stock and Warrants

In June 2010, the Company sold an aggregate of 585.8 unregistered units (each, a “Unit”). Each Unit sold for a price of $4,000 for aggregate gross proceeds of $2,343,200. The net proceeds from the issuance of common stock and warrants were $1,710,834, after deducting fees withheld of $481,548 and issuance costs paid of $150,818.

Each Unit consists of:

•	1,000 shares of Common Stock, $0.001 par value;
•	500 warrants (the “Fixed Warrants”), which are currently exercisable, to purchase one share of Common Stock at an exercise price of $4.00 per share (subject to adjustments) with a five year term;
•
2,000 warrants (the “Milestone Warrants”), which become exercisable only as set forth below, to purchase one share of Common Stock at an exercise price of $0.01 per share (subject to adjustments) with a three year term, and;

•
Up to 600 additional warrants (the “Additional Warrants”) to purchase one share of Common Stock at an exercise price of $0.01 per share with a five year term, subject to a holding requirement of shares purchased in the Offering.

Note F—Stockholders’ Deficiency—Continued

Issuance of Common Stock and Warrants—Continued

The Fixed Warrants and Additional Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption, at the election of the Company, on the occurrence of certain conditions. The Milestone Warrants become exercisable only if the Company fails to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If the Company fails to meet a particular Milestone, the Milestone Warrant becomes immediately exercisable with respect to the number of shares associated with that Milestone. If the Company meets a particular Milestone, then the Milestone Warrant will be cancelled with respect to the shares associated with that Milestone.

At the end of each calendar quarter (initially September 30, 2010) following the purchase of the Units, the Company will issue to the original purchaser of Units an Additional Warrant to purchase 30 shares of Common Stock for every 1,000 shares of Common Stock held by that original purchaser (subject to proration).  The right to Additional Warrants terminates five years from the date of the original issuance of the Common Stock, or upon the transfer of the originally issued Common Stock by the purchaser. As of June 30, 2010, no Additional Warrants were issued.

The Company entered into a Registration Rights Agreement with each of the investors purchasing Units.  Subject to certain limitations and conditions under the Registration Rights Agreement, upon demand by the holders of a majority of the Units, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant. Pursuant to the Registration Rights Agreement, if the Company fails to file quarterly and annual reports (the “Periodic Reports”) with the SEC in a timely manner and the investors would otherwise be able to sell Common Stock under Rule 144 promulgated under the Securities Act of 1933, the Company must pay partial liquidated damages to the investor equal to 2% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor for each month the Periodic Reports aren’t current, up to aggregate partial liquidated damages of 10% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor.

The Company has engaged selling agents in connection with the sale of Units. The Company paid selling agents aggregate placement fees of $281,184, aggregate financial advisory fees of $150,000, and aggregate expense reimbursement allowances of $46,864. In addition, the Company incurred other costs in connection with the sale of the Units of $150,818. The Company has also agreed to issue aggregate Selling Agent Warrants to purchase shares of Common Stock equal to 10% of the shares of Common Stock issued to investors (including for this purpose the number of shares of Common Stock underlying the warrants, to the extent that such warrants are exercisable by the investors) at an exercise price of $4.00 per share with a five year term. The warrants to be issued to the selling agent contain substantially the same terms as the Fixed Warrants.

In connection with the offering, through June 30, 2010 the Company issued Common Stock of 585,800 shares, plus Fixed Warrants, Milestone Warrants and Selling Agent Warrants to purchase 292,900, 1,171,600 and 87,870 shares of Common Stock, respectively.  As of June 30, 2010, none of the Milestone Warrants are exercisable.

Settlement Agreement

The $7,750,000 note receivable from LYH and the related interest receivable of $104,412 at June 30, 2010, were recorded as contra-equity items because they represent receivables from an affiliate. See Note D, Settlement Agreement, for additional details.

Recapitalization of LLC’s Accumulated Deficit at the Time of the Exchange

On February 12, 2010, Lightyear’s $26,597,754 accumulated deficit was recapitalized as additional paid in capital, as the reporting entity reorganized from a limited liability company to a corporation.

Stock Plan

The 2010 Stock and Incentive Compensation Plan (the “2010 Plan”), which was approved by the board of directors and the majority stockholder of the Company on May 18, 2010, provides for grants of stock options, restricted stock, and other stock-based or cash awards to the Company’s employees, directors, and independent contractors. The number of shares of the Company’s common stock that may be issued under the 2010 Plan is 1,000,000.

Note F—Stockholders’ Deficiency—Continued

Stock Option Grants

On May 19, 2010, the Company granted options to purchase an aggregate of 780,500 shares of common stock at an exercise price of $3.90 to new and existing employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The $1,443,925 grant date fair value is being amortized over the three year vesting term.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Given that LNSI's shares have only been publicly traded in their current form since February 12, 2010, until such time as LNSI has sufficient trading history to compute the historical volatility of its common stock, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

For the Three and Six Months Ended June 30, 2010
Risk free interest rate	2.48%
Expected term (years)	6.0
Expected volatility	46.7%
Expected dividends	—

The weighted average estimated fair value of the stock options granted during the three and six months ended June 30, 2010 was $1.85 per share.

During the three and six months ended June 30, 2010, options to purchase 2,000 shares of common stock were forfeited due to employee terminations, leaving options to purchase 778,500 shares common stock outstanding with an intrinsic value of $1,440,225 as of June 30, 2010.  No options are exercisable as of June 30, 2010.

The Company recognized approximately $47,000 of stock-based compensation expense during each of the three and six months ended June 30, 2010, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2010, there was approximately $1,393,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.9 years.

Forgiveness of Indebtedness to Former Parent

On February 12, 2010, LYH forgave Lightyear’s intercompany indebtedness of $25,292,175 in conjunction with the Exchange Transaction, which was comprised of $21,116,242 of loans payable to LYH and $4,762,750 of interest payable to LYH, partially offset by a $586,817 receivable from LYH.

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

Note F—Stockholders’ Deficiency—Continued

Forgiveness of Indebtedness to Former Parent—Continued

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

Note G—Commitments and Contingencies

Litigation

As of June 30, 2010, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Asset Purchase Agreement

On June 30, 2010, the Company and its wholly-owned subsidiary, SE Acquisitions, LLC (“Acquisition”), a Kentucky limited liability company organized on June 22, 2010, entered into an Asset Purchase Agreement (the “Agreement”) with SouthEast Telephone, Inc. (“Seller”), a Kentucky corporation.  Seller had previously filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division.  Seller provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.  Seller currently has approximately 150 employees and approximately 33,000 customers.   As of June 30, 2010, Seller is a debtor in possession and is operating its business under Section 1108 of the Bankruptcy Code.

Pursuant to the Agreement, Acquisition has agreed to purchase substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of Seller’s business, and to assume certain post-closing liabilities related to the purchased assets.  Seller will retain certain liabilities related to its business. Acquisition has the right under the Agreement to designate additional assets or liabilities of Seller to be included in the Agreement.  In consideration of the purchased assets, Acquisition will pay: (i) up to $560,000 in cash to Seller for Seller’s administrative and priority expenses; (ii) $4,000 in cash to each of Seller’s employees who is not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, to Seller’s equity holders.  Acquisition will also assume approximately $3,765,000 of Seller’s secured debt and expects to provide a minimum of $2,000,000 in post-closing investment capital to fund working capital needs and network expansion.

The Agreement contains customary representations and warranties of the parties.  The asset purchase transaction is expected to close on or about October 1, 2010, subject to fulfillment or waiver of certain conditions to closing, including financing, regulatory approvals, and approval by and an order of the Bankruptcy Court under sections 363 and 365 of the Bankruptcy Code.  See Note H, Asset Purchase Agreement, for additional details.

Note G—Commitments and Contingencies—Continued

Employment Agreements

On February 12, 2010, upon the closing of the Exchange Agreement, the Company assumed LYH’s employment agreement (the “Agreement”) with an officer of the Company. The initial term of the Agreement was from March 31, 2004 through December 31, 2008. At the end of the initial term, the Agreement was automatically renewed for an additional one year term, and shall be automatically renewed for successive additional one-year terms, unless within 180 days prior to the end of the initial term or any additional term either party gives the other written notice of the Company’s or the officer’s intent not to renew the agreement. Under the Agreement, the officer is to receive a base salary, adjusted annually consistent with increases given to other executives of the Company, plus other fringe benefits and is eligible for various bonuses. During the employment term, the base salary has been periodically amended and as of June 30, 2010 is $282,000 per annum.

On April 29, 2010, the Company’s new Chief Operating Officer entered into an employment agreement with the Company with a salary of $125,000 per annum, a discretionary bonus and an expectation to receive options to purchase shares of the Company’s common stock, upon the approval of a Company stock incentive plan (See Note F). The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the Chief Operating Officer will continue to: be paid his salary in accordance with the Company’s regular payment schedule until the end of twelve months; be entitled to receive any incentive payments earned and accrued but not yet paid; receive continued medical coverage at the Company’s expense until the end of twelve months; and receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred.

Note H—Subsequent Events

Asset Purchase Agreement

On August 16, 2010 the United States Bankruptcy Court for the Eastern District of Kentucky entered a Confirmation Order approving the sale of substantially all the assets of SouthEast Telephone, Inc. to SE Acquisitions, LLC.  The issuance of the Order brings the parties one step closer to completing the asset purchase transaction which is expected to close on or about October 1, 2010, after all necessary federal and state regulatory approvals have been obtained. See Note G, Asset Purchase Agreement, for additional details.

Issuance of Common Stock and Warrants

On July 12, July 30 and August 12, 2010, the Company sold an aggregate of 664.225 unregistered Units (see Note F, Issuance of Common Stock and Warrants, for details on Units).  Each Unit sold for a price of $4,000 for aggregate gross proceeds of $2,656,900.

In connection with this sale of Units, the Company paid selling agents aggregate placement fees of $318,828, aggregate financial advisory fees of $150,000, and aggregate expense reimbursement allowances of $53,138. The Company issued common stock of 664,225 shares, plus Fixed Warrants, Milestone Warrants and Selling Agent Warrants to purchase 332,113, 1,328,450 and 99,634 shares of common stock, respectively.

Settlement Agreement

On August 12, 2010, effective April 29, 2010, (1) Lightyear and Sullivan agreed that Lightyear’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived, Lightyear would make a $250,000 principal payment on October 1, 2010 and the maturity would be the earlier of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan (acknowledged to currently be January 10, 2011); (2) Lightyear and LYH agreed to amend the LYH Note to make it a demand note; and (3) in the event that Sullivan voids the Settlement Agreement, LYH will execute a note in favor of LNS in the amount equal to its prior aggregate payments to Sullivan. In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments prior to October 1, 2010. In addition, the parties clarified that (a) Sullivan had been made the beneficiary on the Company’s key man life insurance policy on an executive officer; (b) Sullivan was only permitted to use the $5,000,000 of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds must be returned to LNS; and (d) upon repayment of the LNS Obligation in full, LNS would become the beneficiary on the key man life insurance policy.  See Note D, Settlement Agreement, for additional details.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“LNSI”) for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LNSI. References to Lightyear refer to LNSI’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of LNSI’s Form 8-K/A filed March 31, 2010. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Lightyear provides a broad suite of telecommunications services throughout the United States.  Lightyear was organized in 2003 and is a wholly-owned subsidiary of LNSI which was incorporated in 1997.  Lightyear and its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, provide telecommunications services in 49 states and Puerto Rico and are licensed local carriers in 44 states.  The Company sells its products and services primarily through a distribution network of more than 350 authorized independent agents.  In addition to the primary products of the Company, long distance and local service, we offer internet/intranet services, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling.  The Company continuously evaluates new telecommunications services as they become available and as they are requested by customers.

Lightyear provides service to approximately 40,000 customer locations as of June 30, 2010, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  The Company builds regional customer concentrations which provide a contiguous service area and operational efficiencies. This is expected to result in higher margins with a nationwide distribution network through which new concentrations may be built.  Approximately 82% of the Company’s revenues were received from business customers and 18% from residential customers in the six months ended June 30, 2010 and approximately 76% of the Company’s revenues were received from business customers and 24% from residential customers in the six months ended June 30, 2009.

We intend to increase Lightyear’s revenue and earnings via a combination of organic and acquisition based growth. The organic growth strategy is focused on the Company’s extensive network of independent agents and a growing number of creative marketing and incentive plans targeting higher margin products and multi-location customers.  In addition, new carrier relationships and enhanced wireless, VoIP and data products will complement our existing strengths in landline service products.  Our acquisition strategy is focused on identifying small to mid-sized companies that provide either products or services similar to those provided by Lightyear or ones that expand the Company’s product offering and/or geographic reach.  We maintain a disciplined approach to acquisitions such that potential acquisition candidates are expected to meet specific criteria including the following:

•	Accretive to earnings in the first year;
•	Accretive to cash flow, including amortization of the cost of capital, in the first 6 months following the acquisition;
•	Strategic locations throughout the US where Lightyear has and/or anticipates significant demand for its service offerings.

Lightyear’s management team and its advisors bring significant strengths to its ability to integrate and consolidate acquired companies and assets.  In addition, specific technologies have been developed to significantly facilitate such integrations.  An example is the Portal System, Lightyear’s proprietary Operation Systems Support system (“OSS”), a single point of entry for quoting new business, order entry, billing and collections, and communicating directly with our major suppliers.

On June 30, 2010, Lightyear signed an asset purchase agreement (the “Agreement”) with SouthEast (the “Seller”), a Kentucky corporation. SouthEast had previously filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division. SouthEast, with approximately 33,000 customers, provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. SouthEast’s 2009 revenue was approximately $37.5 million. SouthEast currently has approximately 150 employees. As of June 30, 2010, SouthEast is a debtor in possession and is operating its business under Section 1108 of the Bankruptcy Code.

Pursuant to the Agreement, Lightyear has agreed to purchase substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of Seller’s business, and to assume certain post-closing liabilities related to the purchased assets.  Seller will retain certain liabilities related to its business. Lightyear has the right under the Agreement to designate additional assets or liabilities of Seller to be included in the Agreement.  In consideration of the purchased assets, Lightyear will pay: (i) up to $560,000 in cash to Seller for Seller’s administrative and priority expenses; (ii) $4,000 in cash to each of Seller’s employees who is not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, to Seller’s equity holders.  Lightyear will also assume approximately $3,765,000 of Seller’s secured debt and expects to provide a minimum of $2,000,000 in investment capital, post closing, to fund working capital needs and network expansion.

The Agreement contains customary representations and warranties of the parties.  The asset purchase transaction is expected to close on or about October 1, 2010, subject to fulfillment or waiver of certain conditions to closing, including financing, regulatory approvals, and approval by and an order of the Bankruptcy Court under sections 363 and 365 of the Bankruptcy Code.

Many of the unfavorable economic conditions and market pressures, including heightened competition, which affected our results of operations in 2009 continued in the first six months of 2010. In mid 2009, we initiated an extensive evaluation of our product lines and product line performance. As a result of that evaluation, the Company determined that the post-paid wireless product had resulted in significant growth in bad debt expense.  The sales and marketing of that product were significantly scaled back as a result until a more robust pre-paid product could be developed and marketed. Largely as a result of this action, our provision for bad debt expense was reduced to $0.3 million from $1.8 million and to $0.7 million from $2.2 million for the three and six months ended June 30th 2010 and 2009, respectively. The pre-paid wireless plan has been continuously improved subsequent to its initial launch in June 2009 and revenues have reached approximately $100,000 in the month of June 2010. The Company further determined that margins were being adversely affected by the sale of wholesale voice services to a small number of customers. The discontinuance of these services resulted in a decrease of voice revenues to $5.1 million from $6.4 million and to $10.2 million from $13.1 million for the three and six months ended June 30, 2010 and 2009, respectively. We also determined that although margins for our web-based products were robust, significant customer turnover existed in this product category. As a result, we reduced our sales in this category to $0.2 million from $0.9 million and to $0.4 million from $2.0 million for the three and six months ended June 30, 2010 and 2009, respectively. Lightyear also elected to strengthen its sales efforts and added a new Vice President of Sales to its senior management group to increase focus on the sales of higher margin products.  In addition, new discussions were initiated with various carriers to begin the direct sale of their wireless products to increase wireless margins and broaden the array of wireless products that can be offered.

Other Management Information

Our Company uses various operating statistics to manage our business. We believe that such operating statistics are important in measuring operating performance and evaluating our performance. The two key operating statistics we employ are ARPU and Average Churn.

•	ARPU is a metric that measures service revenues per period divided by the weighted average number of customers in service during that period,

•	Average Churn measures the net gain or loss of revenue from customers as a percentage change from the beginning of the period to the end of the period, net of acquisitions.

These operating statistics should be considered in addition to, but not as a substitute for, the information contained in our condensed consolidated statements of operations.

	For The
	Month Ended June 30,
	2010	2009
ARPU	$95	$70

	For The
	Six Months Ended June 30,
	2010	2009
Average Churn	3.1%	6.2%

Revenues

Our revenues are primarily derived from the sales and provision of the following services:

•	Voice Services
•	Local Services
•	VoIP Services
•	Data Services
•	Wireless Services
•	Other Services

Cost of Revenues

Cost of revenues consist primarily of carrier access fees, network costs and usage fees associated with providing our wholesale telecommunications services.

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables;
•	transaction expenses represent expenses related to the reverse merger or acquisition activity; and
•
selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other Income (Expense)

•	Interest income – related parties represents interest earned on the LYH Note;
•	Interest expense – related parties currently represents interest payable on the LNS Obligation and formerly on the loans payable to LYH;

Other Income (Expense)—Continued

•
Amortization of deferred financing costs represents the charging off of the costs associated with LYH’s convertible note and warrant offering, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;

•
Amortization of debt discount represents the charging off of the value of the conversion option of the notes and the related warrants, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;

•
Change in fair value of derivative liabilities represents the mark-to-market of the value of LYH’s derivative liabilities (various warrants and conversion options) through February 12, 2010. Through February 12, 2010, Lightyear bore the expense associated with interest expense, deferred financing costs, amortization of debt discount and change in the fair value of derivative liabilities because the related financings were conducted by LYH in order to fund Lightyear’s operations. On February 12, 2010, LYH forgave the intercompany indebtedness and assumed responsibility for the remaining expenses; and

•	Other expense – related parties represents the cost of the Settlement Agreement transaction.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

The following table presents our operating revenues by product category for the three months ended June 30, 2010 and 2009

	For The
	Three Months Ended June 30,
(dollars in millions)	2010	2009	$ variance	% variance
Voice service	$5.1	$6.4	$(1.3)	(20)%
Local service	2.1	2.2	(0.1)	(4)%
VoIP	1.0	1.2	(0.2)	(18)%
Data services	1.0	1.3	(0.3)	(22)%
Wireless services	0.7	2.0	(1.3)	(67)%
Other services	1.4	2.0	(0.6)	(28)%
TOTAL	$11.3	$15.1	$(3.8)	(25)%

Revenues were approximately $11.3 million and $15.1 million, respectively for the three months ended June 30, 2010 and 2009, a decrease of $3.8 million or 25%.  This decrease reflects the general economic environment and the reasons discussed above, principally the shift away from lower margin revenue to sales programs designed to capture higher margin, lower churn revenue. Other services include the sale of web-based products.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2010 and 2009, amounted to approximately $7.7 million (68% of revenues) and $9.9 million (66% of revenues), respectively, a decrease of $2.2 million or 22%. Cost of revenues as a percentage of revenues rose slightly due to increased market pressures on the pricing of our products.

Operating Expenses

Consistent with our de-emphasizing post-paid wireless services as discussed above, bad debt expense decreased by $1.5 million or 82% to $0.3 million from $1.8 million, as a result of significant uncollectible receivables in 2009 associated with the launch of our post paid wireless product, which ultimately resulted in our shifting our focus to a prepaid product.  Selling, general and administrative expenses decreased by $0.3 million or 7% to $2.9 million from $3.2 million, primarily as a result of a decrease in headcount and related benefits, plus other cost reduction measures, partially offset by an increase in professional fees associated with the Company being a publicly held entity, fees incurred in connection with the implementation of a stock compensation plan and acquisition structuring and due diligence. Commission expenses were relatively flat at $1.3 million, albeit they were 11% of revenues in 2010 and 8% of revenues in 2009. Commission expenses as a percentage of revenue were higher in 2010 due to payments made to agents under an agent bonus program combined with waivers of 2009 Revenue Payments to the members of LYH related to VoIP and wireless revenues. Depreciation and amortization expense decreased negligibly to $0.1 million. Transaction expenses of $0.1 million in 2010 represent professional service costs associated with our contemplated asset acquisition.

Other Income (Expense)

Interest income – related parties increased to $0.1 million from none due to the recording of interest income on the LYH Note.  Interest expense – related parties decreased $0.4 million or 79%, to $0.1 million from $0.5 million, due principally to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation. Other expense – related parties increased to $0.3 million from none because the Company incurred a charge in connection with the acquisition of the LYH Obligation.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

The following table presents our operating revenues by product category for the six months ended June 30, 2010 and 2009

	For The
	Six Months Ended June 30,
(dollars in millions)	2010	2009	$ variance	% variance
Voice service	$10.2	$13.1	$(2.9)	(22)%
Local service	4.1	4.5	(0.4)	(8)%
VoIP	2.0	2.5	(0.5)	(18)%
Data services	2.0	2.7	(0.7)	(25)%
Wireless services	1.3	4.5	(3.2)	(71)%
Other services	2.9	4.3	(1.4)	(34)%
TOTAL	$22.5	$31.6	$(9.1)	(29)%

Revenues for the six months ended June 30, 2010 and 2009 were approximately $22.5 million and $31.6 million, respectively, a decrease of $9.1 million or 29%. This decrease reflects the general economic environment and the reasons discussed above, principally the shift away from lower margin revenue to sales programs designed to capture higher margin, lower churn revenue. Other services include the sale of web-based products.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2010 and 2009, amounted to approximately $15.3 million (68% of revenues) and $20.7 million (66% of revenues), respectively, a decrease of $5.4 million or 26%. Cost of revenues as a percentage of revenues rose slightly due to increased market pressures on the pricing of our products.

Operating Expenses

Consistent with our de-emphasizing post-paid wireless services as discussed above, bad debt expense decreased by $1.5 million or 67% to $0.7 million from $2.2 million, as a result of significant uncollectible receivables in 2009 associated with the launch of our post paid wireless product, which ultimately resulted in our shifting our focus to a prepaid product. Selling, general and administrative expenses decreased by $1.5 million or 21% to $5.4 million from $6.9 million, primarily as a result of a decrease in headcount and related benefits, plus other cost reduction measures, partially offset by an increase in professional fees associated with the Company being a publicly held entity, fees incurred in connection with the implementation of a stock compensation plan and acquisition structuring and due diligence. Commission expenses decreased $0.7 million or 22%, to $2.5 million (11% of revenues) from $3.2 million (8% of revenues). Commission expenses as a percentage of revenue were higher in 2010 due to payments made to agents under an agent bonus program combined with waivers of 2009 Revenue Payments to the members of LYH related to VoIP and wireless revenues. Depreciation and amortization expense decreased $0.2 million or 63%, to $0.1 million from $0.3 million, primarily due to the fact that intangible assets with finite lives were fully amortized by March 2009. Transaction expenses of $0.4 million represent professional service costs associated with structuring and compliance activities supporting our February 12, 2010 reverse merger and our contemplated asset acquisition.

Other Income (Expense)

Interest income – related parties increased to $0.1 million from none due to the recording of loan interest income on the LYH Note.  Interest expense – related parties decreased $0.6 million or 67%, to $0.3 million from $0.9 million, due principally to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation. Other expense – related parties increased to $0.3 million from none because the Company incurred a charge in connection with the acquisition of the LYH Note.

Recent Developments

Settlement Agreement

In July 2004 and July 2008, LYH borrowed funds, most of the proceeds of which were ultimately provided to Lightyear. The lenders were all affiliates of LYH, including an affiliate of Chris T. Sullivan, who is an affiliate of LYH and a director of Lightyear. In connection with the loans, LYH and Lightyear executed agreements (the “Letter Agreements”) to pay the lenders (the “Letter Agreement Holders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively.  The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LYH. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months.  On February 11, 2010, LYH, Lightyear and each of the Letter Agreement Holders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to, among other things, release and discharge LYH from all obligations under the Letter Agreements. The Letter Agreement Holders are all associated with directors of the Company, including the Company’s Chief Executive Officer.

Pursuant to a loan made to LYH by Sullivan, on February 11, 2010 LYH issued an amended promissory note (the “LYH Note”) to Sullivan in the original principal amount of $8,000,000 with a maturity date of July 1, 2010.  The LYH Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. The LYH Note is secured by a security interest in (i) the capital stock of LNSI held by LYH and (ii) certain ownership interests in LYH, excluding Sullivan’s interest.  As of April 29, 2010, $7,750,000 was outstanding pursuant to the LYH Note, $250,000 of which was scheduled to have been paid on March 31, 2010 and the remainder of which was due on the July 1, 2010 maturity date.

On April 29, 2010, Lightyear, LYH, Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear purchased the LYH Note from Sullivan for an aggregate purchase price of $7,750,000 (the “LNS Obligation”); (2) LYH became indebted to Lightyear pursuant to and in the amount of the LYH Note; and (3) Lightyear became obligated to reimburse LYH for $260,000 (the “LYH Reimbursement”) in advances made by LYH to Sullivan after the parties reached an agreement in principle, but before the execution of the agreement. Of the $7,750,000 LNS Obligation, $250,000 was paid contemporaneous with the execution of the Settlement Agreement and $250,000 was scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the LYH Note. The LNS Obligation has the same interest terms as the LYH Note. Sullivan is also the beneficiary on a $5,000,000 key man life insurance policy on an executive officer.

To induce Lightyear to purchase Sullivan’s rights under the LYH Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LYH’s payments to Lightyear pursuant to the LYH Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined in the Settlement Agreement, Sullivan may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void.  If Sullivan voids the Settlement Agreement, (i) the LYH Note reverts to Sullivan, (ii) Lightyear will have no further obligation to make any payments to Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear will be credited against the LNS Obligation, and (iv) Sullivan may pursue remedies of default against LYH and certain Letter Agreement Holders, including the additional security interest.

As of June 30, 2010, the balance due to Lightyear on the LYH Note is $7,750,000 and the interest receivable is $104,412. As of June 30, 2010, the balance owed by Lightyear on the LNS Obligation is $7,500,000, plus a $98,113 interest payable and a $110,000 LYH Reimbursement payable.

On August 12, 2010, effective April 29, 2010, (1) Lightyear and Sullivan agreed that Lightyear’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived, Lightyear would make a $250,000 principal payment on October 1, 2010 and the maturity would be the earlier of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan (acknowledged to currently be January 10, 2011); (2) Lightyear and LYH agreed to amend the LYH Note to make it a demand note; and (3) in the event that Sullivan voids the Settlement Agreement, LYH will execute a note in favor of LNS in the amount equal to its aggregate payments to the Sullivan.  In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments prior to October 1, 2010. In addition, the parties clarified that (a) Sullivan had been made the beneficiary on the Company’s key man life insurance policy on an executive officer; (b) Sullivan was only permitted to use the $5,000,000 of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation;  (c) that any excess proceeds must be returned to LNS; and (d) upon repayment of the LNS Obligation in full, LNS would become the beneficiary on the key man life insurance policy.

Issuance of Preferred Stock

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of Preferred Stock to LYH. Each share of Preferred Stock is convertible into one share of Common Stock.

Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. During the second fiscal quarter of 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Accrued but unpaid dividends on the Company’s Preferred Stock at the rate of 8% per annum total $328,986 at June 30, 2010.

Issuance of Common Stock and Warrants

In June 2010, the Company sold an aggregate of 585.8 unregistered units (each, a “Unit”). Each Unit sold for a price of $4,000 for aggregate gross proceeds of $2,343,200. On July 12, July 30 and August 12, 2010, the Company sold an aggregate of 664.225 unregistered Units for aggregate gross proceeds of $2,656,900.

Each Unit consists of:

•	1,000 shares of Common Stock, $0.001 par value;
•	500 warrants (the “Fixed Warrants”), which are currently exercisable, to purchase one share of Common Stock at an exercise price of $4.00 per share (subject to adjustments) with a five year term;
•	2,000 warrants (the “Milestone Warrants”) to purchase one share of Common Stock at an exercise price of $0.01 per share (subject to adjustments) with a three year term; and,
•
Up to 600 additional warrants (the “Additional Warrants”) , which become exercisable only as set forth below, to purchase one share of Common Stock at an exercise price of $0.01 per share with a five year term, subject to a holding requirement of shares purchased in the Offering.

The Fixed Warrants and Additional Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption, at the election of the Company, on the occurrence of certain conditions. The Milestone Warrants become exercisable only if the Company fails to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If the Company fails to meet a particular Milestone, the Milestone Warrant becomes immediately exercisable with respect to the number of shares associated with that Milestone. If the Company meets a particular Milestone, then the Milestone Warrant will not be exercisable with respect to the shares associated with that Milestone.

At the end of each calendar quarter (initially September 30, 2010) following the purchase of the Units, the Company will issue to the original purchaser of Units an Additional Warrant to purchase 30 shares of Common Stock for every 1,000 shares of Common Stock held by that original purchaser (subject to proration).  The right to Additional Warrants terminates five years from the date of the original issuance of the Common Stock, or upon the transfer of the originally issued Common Stock by the purchaser. As of June 30, 2010, no Additional Warrants have been issued.

The Company entered into a Registration Rights Agreement with each of the investors purchasing Units.  Subject to certain limitations and conditions under the Registration Rights Agreement, upon demand by the holders of a majority of the Units, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant. Pursuant to the Registration Rights Agreement, if the Company fails to file quarterly and annual reports (the “Periodic Reports”) with the SEC in a timely manner and the investors would otherwise be able to sell Common Stock under Rule 144 promulgated under the Securities Act of 1933, the Company must pay partial liquidated damages to the investor equal to 2% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor for each month the Periodic Reports aren’t current, up to aggregate partial liquidated damages of 10% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor.

The Company has engaged selling agents in connection with the sale of Units. In connection with the June 2010 closings, the Company paid selling agents aggregate placement fees of $281,184, aggregate financial advisory fees of $150,000, and aggregate expense reimbursement of $46,864. In addition, the Company incurred other costs of $150,818 in connection with the June 2010 closings. In connection with the July/August 2010 closings, the Company paid selling agents aggregate placement fees of $318,828, aggregate financial advisory fees of $150,000, and aggregate expense reimbursement allowances of $53,138. The Company has also agreed to issue aggregate Selling Agent Warrants to purchase shares of Common Stock equal to 10% of the shares of Common Stock issued to investors (including for this purpose the number of shares of Common Stock underlying the warrants, to the extent that such warrants are exercisable by the investors) at an exercise price of $4.00 per share with a five year term. The warrants to be issued to the selling agent contain substantially the same terms as the Fixed Warrants.

In connection with the June 2010 closings, the Company issued Common Stock of 585,800 shares, plus Fixed Warrants, Milestone Warrants and Selling Agent Warrants to purchase 292,900, 1,171,600 and 87,870 shares of Common Stock, respectively. In connection with the July/August 2010 closings, the Company issued Common Stock of 664,225 shares, plus Fixed Warrants, Milestone Warrants and Selling Agent Warrants to purchase 332,113, 1,328,450 and 99,634 shares of Common Stock, respectively.

Asset Purchase Agreement

On June 30, 2010, the “Company” and its wholly-owned subsidiary, SE Acquisitions, LLC (“Acquisition”), a Kentucky limited liability company, entered into an Asset Purchase Agreement (the “Agreement”) with SouthEast Telephone, Inc. (“Seller”), a Kentucky corporation.  Seller had previously filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division.  Seller provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.  Seller’s 2009 revenue was approximately $37.5 million.  Seller currently has approximately 150 employees and approximately 33,000 customers.   As of June 30, 2010, Seller is a debtor in possession and is operating its business under Section 1108 of the Bankruptcy Code.

Pursuant to the Agreement, Acquisition has agreed to purchase substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of Seller’s business, and to assume certain post-closing liabilities related to the purchased assets.  Seller will retain certain liabilities related to its business. Acquisition has the right under the Agreement to designate additional assets or liabilities of Seller to be included in the Agreement.  In consideration of the purchased assets, Acquisition will pay: (i) up to $560,000 in cash to Seller for Seller’s administrative and priority expenses; (ii) $4,000 in cash to each of Seller’s employees who is not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, to Seller’s equity holders.  Acquisition will also assume approximately $3,765,000 of Seller’s secured debt and expects to provide a minimum of $2,000,000 in post-closing investment capital to fund working capital needs and network expansion.

The Agreement contains customary representations and warranties of the parties.  The asset purchase transaction is expected to close on or about October 1, 2010, subject to fulfillment or waiver of certain conditions to closing, including financing, regulatory approvals, and approval by and an order of the Bankruptcy Court under sections 363 and 365 of the Bankruptcy Code.

On August 16, 2010 the United States Bankruptcy Court for the Eastern District of Kentucky entered a Confirmation Order approving the sale of substantially all the assets of SouthEast Telephone, Inc. to SE Acquisitions, LLC.  The issuance of the Order brings the parties one step closer to completing the asset purchase transaction, which is expected to close on or about October 1, 2010, after all necessary federal and state regulatory approvals have been obtained.

Short-Term Borrowings

As of August 11, 2010 and June 30, 2010 Lightyear had outstanding advances on its new closed end credit facility of $875,988 and $987,100, respectively.  Lightyear is currently scheduled to make regular month end payments of $111,112 of principal plus accrued interest.  Lightyear is scheduled to make additional principal payments equal to 50% of equity net proceeds between $1,000,000 and $2,000,000 (the “Equity Payment”).  The Note was modified on August 3, 2010, effective March 17, 2010, such that the $500,000 Equity Payment is now due no later than October 30, 2010.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we incurred significant operating losses. Through the date of the reverse merger, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have monitored our cash balances and operating costs to attempt to maintain an adequate level of cash.  As of June 30, 2010, Lightyear had a cash balance of $1.4 million and a working capital deficit of $10.9 million, which includes the $7.5 million LNS Obligation which Lightyear is permitted to defer payment in certain situations.  Since June 30, 2010, but prior to the issuance of this Form 10-Q, we have raised additional gross proceeds of $2.7 million.

We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions, all toward the goal of achieving positive cash flow from operations within the coming twelve months.

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

Lightyear is currently scheduled to make regular month end payments of $111,112 of principal plus accrued interest against its closed end credit facility.  In addition, the $500,000 Equity Payment is now due no later than October 30, 2010.

On April 29, 2010, Lightyear and LYH entered into the aforementioned Settlement Agreement. As of June 30, 2010, the balance due to Lightyear on the LYH Note is $7,750,000 and the interest receivable is $104,412. The LYH Note has been amended to be a demand note.   As of June 30, 2010, the balance owed by Lightyear on the LNS Obligation is $7,500,000, plus $98,113 interest receivable and a $110,000 LYH Reimbursement payable. A principal payment of $250,000 is due on October 1, 2010, with the remaining balance due at maturity on the earlier of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan associated with the LYH Note (currently January 10, 2011). However, the Settlement Agreement specifies that Lightyear is not required to make payments to Sullivan if Lightyear, in its sole discretion, if such payments would impair Lightyear’s ability to pay other creditors.

In connection with the SouthEast asset acquisition, we will pay: (i) up to $560,000 in cash to Seller for Seller’s administrative and priority expenses; (ii) $4,000 in cash to each of Seller’s employees who is not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, to Seller’s equity holders.  We will also assume approximately $3,765,000 of Seller’s secured debt and expect to provide a minimum of $2,000,000 in post-closing investment capital to fund working capital needs and network expansion.

In June 2010, we commenced a $7 million private capital raise ($5 million offering amount plus $2 million oversubscription allowance). The expected use of proceeds is: (1) $1.1 million on offering expenses, (2) $3 million on acquisitions, (3) $2.4 million on general working capital and (4) $0.5 million on debt reduction. During June 2010, we raised gross proceeds of $2,343,200 through a private placement of common stock and warrants.  Since June 30, 2010, but prior to the issuance of this Form 10-Q, we raised additional gross proceeds of $2,656,900.

The Company is currently investigating the capital markets for additional financings in order to fund near term (i) acquisitions; (ii) the LNS Obligation; and (iii) working capital requirements. There can be no assurance that we will be successful in securing future private capital raises.  If we are unable to raise additional funds, we may need to (i) initiate additional cost reductions; (ii) forego acquisition opportunities; and (iii) seek extensions of our scheduled payment obligations, including the LNS Obligation.

Six Months Ended June 30, 2010 and 2009

Operating Activities

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009. The amount used during the six months ended June 30, 2010 was primarily due to a $0.5 million decrease in operating liabilities, a $0.3 million increase in operating assets and a $1.6 million cash loss from operations (after non-cash adjustments). The amount used during the six months ended June 30, 2009 was primarily due to a $4.4 million increase in operating assets, partially offset by a $4.1 million increase in operating liabilities.

Investing Activities

Net cash used in investing activities was a negligible amount for the six months ended June 30, 2010 compared to $0.1 million for the six months ended June 30, 2009. During both periods, the usage of cash was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2010 compared to $0.5 million for the six months ended June 30, 2009. The amount for the six months ended June 30, 2010 was due to $1.9 million of net proceeds received by Lightyear in connection with an equity private placement offering, $1.8 million of net proceeds received by Lightyear after LYH’s issuance of convertible notes and $1 million of proceeds from a new credit facility, partially offset by $0.8 million of repayments. The amount for the six months ended June 30, 2009 was primarily due to $1.2 of net proceeds received by Lightyear after LYH’s issuance of convertible notes, partially offset by $0.5 million of repayments and $0.2 million of offering costs.

Off Balance Sheet Arrangements

As of June 30, 2010, Lightyear has provided irrevocable standby letters of credit, aggregating approximately $125,000 to five states and one vendor, which automatically renew for terms not longer than one year, unless notified otherwise. As of June 30, 2010 and December 31, 2009, these letters of credit had not been drawn upon.

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of Preferred Stock to LYH. See Note A, Reverse Merger, Exchange Transaction and Reorganization for additional details. Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. During the second fiscal quarter of 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Accrued but unpaid dividends on the Company’s Preferred Stock at the rate of 8% per annum total $328,986 at June 30, 2010.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2009 financial statements filed on Form 8-K/A dated March 31, 2010. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Issued and Adopted Accounting Pronouncements

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

In July 2010, the FASB issued new accounting guidance, under ASC Topic 310 on Receivables, which requires an entity to enhance the disclosures about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s condensed consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has previously reported unregistered sales of equity securities in Current Reports on Form 8-K filed on July 1, 2010,  July 16, 2010 and August 5, 2010.  For information with respect to the closing of an unregistered sale of equity securities on August 12, 2010, see Item 5 of Part II of this Form 10-Q.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Not applicable.

Item 5.   Other Information.

On August 12, 2010, effective April 29, 2010, (1) Lightyear and Sullivan agreed that Lightyear’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived, Lightyear would make a $250,000 principal payment on October 1, 2010 and the maturity would be the earlier of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan (acknowledged to currently be January 10, 2011); (2) Lightyear and LYH agreed to amend the LYH Note to make it a demand note; and (3) in the event that Sullivan voids the Settlement Agreement, LYH will execute a note in favor of LNS in the amount equal to its aggregate payments to Sullivan.   In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments prior to October 1, 2010. In addition, the parties clarified that (a) Sullivan had been made the beneficiary on the Company’s key man life insurance policy on an executive officer; (b) Sullivan was only permitted to use the $5,000,000 of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds must be returned to LNS; and (d) upon repayment of the LNS Obligation in full, LNS would become the beneficiary on the key man life insurance policy.

On August 12, 2010, the Company sold an aggregate of 145.725 unregistered units (each, a “Unit”).  Each Unit sold for a price of $4,000.00 for aggregate gross proceeds of $582,900.

Each Unit consists of:

•	1,000 shares of Common Stock, $0.001 par value;

•	500 warrants (the “Fixed Warrants”), which are currently exercisable, to purchase one share of Common Stock at an exercise price of $4.00 per share (subject to adjustments);

•
2,000 warrants (the “Milestone Warrants”), which become exercisable only as set forth below, to purchase one share of Common Stock at an exercise price of $0.01 per share (subject to adjustments); and,

•
Up to 600 additional warrants (the “Additional Warrants”) to purchase one share of Common Stock at an exercise price of $0.01 per share, subject to a holding requirement of shares purchased in the Offering.

The Fixed Warrants and the Milestone Warrants have terms of five and three years, respectively.

Fixed Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption on the occurrence of certain conditions.

The Milestone Warrants become exercisable only if the Company fails to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If the Company fails to meet a particular Milestone, the Milestone Warrant becomes immediately exercisable with respect to the number of shares associated with that Milestone. If the Company meets a particular Milestone, then the Milestone Warrant will not be exercisable with respect to the shares associated with that Milestone.

At the end of each calendar quarter following the purchase of the Units, the Company will issue to the original purchaser of Units an Additional Warrant to purchase thirty (30) shares of Common Stock for every one thousand (1,000) shares of Common Stock held by that original purchaser (subject to proration) at an exercise price of $0.01 per warrant share.  The right to Additional Warrants terminates five years from the date of the original issuance of the Common Stock, or upon the transfer of the originally issued Common Stock by the purchaser. Other than the exercise price, the Additional Warrants contain substantially the same terms as the Fixed Warrants.

The Company has engaged members of the Financial Industry Regulatory Authority, Inc. as selling agents in connection with the sale of Units. In connection with the sale of Units, the Company paid selling agents aggregate placement fees of $69,948, aggregate financial advisory fees of $30,000, and aggregate expense reimbursement of $11,658, and the Company has also agreed to issue aggregate selling agent warrants to purchase shares of Common Stock equal to 10% of the shares of Common Stock issued to investors (including for this purpose the number of shares of Common Stock underlying the warrants, to the extent that such warrants are exercisable by the investors) at an exercise price of $4.00 per share. The warrants to be issued to selling agents contain substantially the same terms as the Fixed Warrants.

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with each of the investors purchasing Units.  Subject to certain limitations and conditions, under the Registration Rights Agreement, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant.

The securities referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the securities were issued (each such person, an “Investor”) confirmed to the Company that it is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such knowledge and experience in financial, tax and business matters, and, in particular, investment in securities, so as to enable it to utilize the information made available to it in connection with the sale to evaluate the merits and risks of an investment in the securities and the Company and to make an informed investment decision with respect thereto, (b) there was no public offering or general solicitation with respect to the offering of the Units, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being acquired were being acquired solely for the Investor’s own account for investment only and that none of the securities may be sold, hypothecated or otherwise disposed of unless registered under the Securities Act and applicable state securities laws or an exemption from such registration is available and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The foregoing description is qualified in its entirety by reference to the full text of the form of Subscription Agreement, plus the forms of the Fixed, Milestone, Additional and Selling Agent Warrants, each of which is an exhibit to this Quarterly Report on Form 10-Q.

Item 6.   Exhibits.

Exhibit	Description

2.1
Asset Purchase Agreement by and among SouthEast Telephone, Inc., Lightyear Network Solutions, Inc. and SE Acquisitions, LLC, dated as of June 30, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

3.1	Amended and Restated Articles of Incorporation of Registrant, dated April 12, 2010, (incorporated by reference to Registrant’s Current Report on Form 8-K dated April 12, 2010)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.2	Form of Fixed Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.3	Form of Milestone Warrant, (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.4	Form of Additional Warrant

4.5	Form of Selling Agent Warrant

10.1
Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of April 29, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 29, 2010)

10.2
Fifth Amended and Restated Commercial Note made by LY Holdings, LLC in favor of Chris T. Sullivan on February 11, 2010 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 29, 2010)

10.3
Executive Employment Agreement by and between Registrant and Randy Ammon dated as of April 29, 2010, (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 29, 2010)

10.4
Lightyear Network Solutions, Inc. 2010 Stock and Incentive Compensation Plan, including a form of Employee Stock Option Agreement, (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 18, 2010)

10.5
Modification of Note, executed August 3, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B., (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 30, 2010)

10.6	Registration Rights Agreement by and among Lightyear Network Solutions, Inc. and Certain Purchasers

10.7
First Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle executed August 12, 2010, but effective as of April 29, 2010

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

Date:  August 16, 2010