Form 10-Q
period 2010-09-30
Lightyear Network Solutions, Inc.
filed 2010-11-12
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 10, 2010, there were 20,090,058 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
September 30, 2010 (Unaudited) and December 31, 2009	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	33

ITEM 4. Controls and Procedures.	33

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	34

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

ITEM 3. Defaults Upon Senior Securities.	34

ITEM 4. (Removed and Reserved)	34

ITEM 5. Other Information.	34

ITEM 6. Exhibits.	35

Signatures.	37

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current Assets:
Cash	$170,060	$440
Accounts receivable (net of allowance of $1,538,948 and $1,439,770 as of September 30, 2010 and December 31, 2009)	3,990,911	4,096,884
Vendor deposits	955,661	916,211
Inventories, net	236,407	214,257
Deferred financing costs, net	-	435,520
Prepaid expenses and other current assets	795,238	801,952

Total Current Assets	6,148,277	6,465,264

Property and equipment, net	173,872	306,080
Deferred financing costs, net	-	77,235
Intangible assets, net	1,164,583	1,164,583
Other assets	304,511	282,725

Total Assets	$7,791,243	$8,295,887

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$4,977,240	$7,441,828
Interest payable - related parties	111,594	4,546,766
Accrued agent commissions	580,709	620,834
Accrued agent commissions - related parties	5,110	6,904
Deferred revenue	424,933	412,901
Other liabilities	1,615,605	1,332,686
Other liabilities - related parties	59,543	137,707
Short term borrowings	653,764	500,000
Current portion of capital lease obligations	5,130	34,028
Current portion of obligations payable - related parties	7,500,000	16,016,262

Total Current Liabilities	15,933,628	31,049,916

Obligations payable - related parties, non-current portion	-	3,000,000
Interest payable - related parties, non-current portion	-	126,233

Total Liabilities	15,933,628	34,176,149

Commitments and contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $.001 par value; 9,500,000 shares authorized;
9,500,000 shares issued and outstanding at
September 30, 2010 and none issued and outstanding
at December 31, 2009; aggregate liquidation preference of
$19,712,110 at September 30, 2010	9,500	-
Common stock, $.001 par value; 70,000,000 shares authorized;
20,090,058 and 10,000,000 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	20,090	10,000
Notes and receivables from affiliate	(13,288,698)	-
Additional paid-in capital	7,818,157	(10,000)
Accumulated deficit	(2,701,434)	(25,880,262)

Total Stockholders' Deficiency	(8,142,385)	(25,880,262)

Total Liabilities and Stockholders' Deficiency	$7,791,243	$8,295,887

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$11,588,424	$12,457,236	$34,128,989	$44,107,125

Cost of revenues	7,999,755	8,347,920	23,315,583	29,081,769

Gross Profit	3,588,669	4,109,316	10,813,406	15,025,356

Operating Expenses
Commission expense	1,222,056	986,463	3,590,420	4,083,052
Commission expense - related parties	54,761	5,470	192,113	120,959
Depreciation and amortization	52,387	84,182	169,761	399,494
Bad debt expense	213,925	853,756	930,866	3,029,621
Transaction expenses	324,975	-	753,898	-
Selling, general and administrative expenses	2,707,335	2,997,659	8,144,638	9,922,111

Total Operating Expenses	4,575,439	4,927,530	13,781,696	17,555,237

Loss From Operations	(986,770)	(818,214)	(2,968,290)	(2,529,881)

Other Income (Expense)
Interest income	7,903	16,968	29,327	68,435
Interest income - related parties	284,306	-	388,718	-
Interest expense	(16,374)	(2,039)	(35,129)	(8,685)
Interest expense - related parties	(116,404)	(497,211)	(417,409)	(1,412,054)
Amortization of deferred financing costs	-	(56,324)	(68,423)	(58,540)
Amortization of deferred financing costs - related parties	-	(17,687)	(69,345)	(18,206)
Amortization of debt discount - related parties	-	(125,638)	(100,860)	(133,991)
Change in fair value of derivative liabilities - related parties	-	77,201	83,097	82,507
Other (expense) income	(721)	8,117	(612)	8,117
Other expense - related parties	-	-	(260,000)	-

Total Other Income (Expense)	158,710	(596,613)	(450,636)	(1,472,417)

Net Loss	(828,060)	(1,414,827)	(3,418,926)	(4,002,298)

Cumulative Preferred Stock Dividends	(383,124)	-	(712,110)	-

Net Loss Attributable to Common Stockholders	$(1,211,184)	$(1,414,827)	$(4,131,036)	$(4,002,298)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.14)	$(0.23)	$(0.40)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	19,831,101	10,000,000	17,771,761	10,000,000

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

(unaudited)

					Notes
					And
					Receivables	Additional
	Preferred Stock		Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Affiliate	Capital	Deficit	Total

Balance - December 31, 2009	-	$-	10,000,000	$10,000	$-	$(10,000)	$(25,880,262)	$(25,880,262)

Common stock issued in exchange for note receivable	-	-	3,242,533	3,243	(5,149,980)	5,146,737	-	-

Forgiveness of indebtedness to Former Parent in conjunction with the exchange	-	-	-	-	-	25,292,175	-	25,292,175

Outstanding common stock of Lightyear Network Solutions, Inc. at the time of the exchange	-	-	5,505,000	5,505	-	(5,505)	-	-

Recapitalization of Lightyear Network Solutions, LLC's accumulated deficit at the time of the exchange	-	-	-	-	-	(26,597,754)	26,597,754	-

Note receivable from affiliate purchased from related party	-	-	-	-	(7,750,000)	-	-	(7,750,000)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(388,718)	-	-	(388,718)

Issuance of common stock and warrants - private placement, net	-	-	1,342,525	1,342	-	3,849,454	-	3,850,796

Preferred stock issued to Former Parent in conjunction with the exchange	9,500,000	9,500	-	-	-	(9,500)	-	-

Stock-based compensation	-	-	-	-	-	152,550	-	152,550

Net loss	-	-	-	-	-	-	(3,418,926)	(3,418,926)

Balance - September 30, 2010	9,500,000	$9,500	20,090,058	$20,090	$(13,288,698)	$7,818,157	$(2,701,434)	$(8,142,385)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,418,926)	$(4,002,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,761	399,494
Provision for bad debt expense	930,866	3,029,621
Stock-based compensation	152,550	119,000
Interest income from affiliate	(388,718)	-
Amortization of deferred financing costs	68,423	58,540
Amortization of deferred financing costs - related party	69,345	18,206
Amortization of debt discount - related party	100,860	133,991
Change in fair value of derivative liabilities - related party	(83,097)	(82,507)
Gain on sale of fixed asset	(109)	-
Changes in operating assets and liabilities:
Accounts receivable	(824,893)	(3,666,624)
Other assets	(21,786)	(22,716)
Vendor deposits	(39,450)	164,608
Inventories	(22,150)	(262,781)
Prepaid expenses and other current assets	6,714	23,814
Accounts payable	(2,464,588)	1,922,070
Interest payable - related parties	201,345	1,010,972
Accrued agent commissions	(40,125)	(169,236)
Accrued agent commissions - related parties	(1,794)	(837)
Deferred revenue	12,032	(150,467)
Other liabilities	282,919	(5,677)
Other liabilities - related parties	59,543	(43,234)

Total Adjustments	(1,832,352)	2,476,237

Net Cash Used in Operating Activities	(5,251,278)	(1,526,061)

Cash Flows From Investing Activities
Purchases of property and equipment	(38,156)	(102,527)
Proceeds from sale of fixed asset	712	-

Net Cash Used in Investing Activities	(37,444)	(102,527)

Cash Flows From Financing Activities
Repayments of obligations payable - related parties	(250,000)	(750,000)
Repayments of capital lease obligations	(28,898)	(68,278)
Repayments of short term borrowings	(833,336)	-
Proceeds from obligations payable - related parties, net [1]	1,826,980	2,736,000
Proceeds from issuance of common stock and warrants, net [2]	3,850,796	-
Proceeds from short term borrowings	987,100	-
Payments of deferred debt financing costs	(94,300)	(287,354)
Distribution to member	-	(1,780)

Net Cash Provided by Financing Activities	5,458,342	1,628,588

Net Increase In Cash	169,620	-

Cash - Beginning	440	440

Cash - Ending	$170,060	$440

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)

	For The
	Nine Months Ended September 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$321,066	$1,036,942

Non-cash financing activites:
Forgiveness of indebtedness to Former Parent	$25,292,175	$-
Stock issued in exchange for note receivable	$5,149,980	$-
Preferred stock issuance	$9,500	$-
Obligations payable to related party issued in exchange for note receivable from affiliate	$7,750,000	$-

[1]	Face value of obligations payable to Former Parent of $2,099,980, less selling commissions withheld of $273,000 during the nine months ended September 30, 2010.

[2]
Gross proceeds from issuance of common stock and warrants of $5,370,100, less issuance costs withheld and/or paid aggregating $1,519,304 including selling commissions, financial advisory fees, expense reimbursement, bank escrow fees, legal and other professional fees disbursed.

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A—Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Lightyear Networks Solutions, Inc., formerly known as Libra Alliance Corporation, (the “Company”, “Libra” or “LNSI”) as of September 30, 2010 and the condensed consolidated results of its operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear Network Solutions, LLC (“Lightyear”) for the year ended December 31, 2009 which were included in the Company’s Current Report on Form 8-K/A which was filed with the Securities and Exchange Commission on March 31, 2010. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

Organization and Operations

LNSI was incorporated in 1997. Lightyear, a wholly-owned subsidiary of LNSI, was organized in 2003 for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear and its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, provide telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 40,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Reverse Merger, Exchange Transaction and Reorganization

On February 12, 2010, Libra entered into and closed on a master transaction agreement (the “Exchange Transaction”) with LY Holdings, LLC (“LYH” or “Former Parent”) and holders of LYH’s convertible promissory notes (the “Convertible Debtholders”), including a Securities Exchange Agreement and a Securities Contribution Agreement. Libra was a non-operating public shell company which had no preferred stock authorized, was authorized to issue 20,000,000 shares of common stock and had 5,505,000 shares of common stock issued and outstanding. The Securities Exchange Agreement provided for LYH to exchange its 100% membership interest in Lightyear (after forgiving Lightyear’s intercompany indebtedness to LYH) for 10,000,000 shares of Libra common stock to be issued at closing and an additional 9,500,000 shares of Libra preferred stock to be issued after Libra increased its authorized shares. The Securities Contribution Agreements provided for LYH’s Convertible Debtholders to exchange their aggregate of $5,149,980 of convertible promissory notes for a single non-convertible promissory note (“First LYH Note”), which was contributed to Libra in exchange for an aggregate of 3,242,533 shares of Libra common stock.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2010. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for the years prior to 2005. The Company files income tax returns with most states.

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

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2010 and December 31, 2009, the Company had reserves for obsolete inventory of approximately $65,000 and $70,000, respectively.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders, after deducting the cumulative undeclared dividends on the Company’s preferred stock (see Note F, Issuance of Preferred Stock), by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding for the three and nine months ended September 30, 2010 includes the underlying shares exercisable with respect to the issuance of 32,516 warrants exercisable at $0.01 per share.  In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration.  Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive.  At September 30, 2010, 9,500,000 shares of preferred stock, plus outstanding stock options and warrants to purchase 774,500 and 3,549,702 shares of common stock, respectively, an aggregate of 13,824,202 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.  At September 30, 2009, no potentially dilutive instruments existed.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, under ASC Topic 810 on Consolidation, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note C—Short-Term Borrowings

In December 2009, as amended in January 2010, Lightyear entered into a short term revolving secured factoring agreement of up to $500,000. In conjunction with this agreement, the factor received a first priority interest in Lightyear’s accounts receivable, intangible assets and deposit accounts. As of December 31, 2009, Lightyear had outstanding borrowings of $500,000 under the facility. Lightyear entered into an agreement to repay the advances under the factoring agreement from a combination of: (1) fifty percent of the proceeds of the private placement that commenced during November 2009 in excess of $1,000,000; and (2) certain fixed weekly payment amounts if the facility had not been repaid by January 22, 2010. On February 8, 2010, the outstanding borrowings were repaid in full from the proceeds of the final closing of LYH’s convertible promissory notes.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note C—Short-Term Borrowings—Continued

On March 17, 2010, Lightyear entered into a closed end credit facility (the “Note”) with a limited future multiple advance feature, representing an arrangement that allows Lightyear to obtain advances without giving the bank a separate note for each advance.  Lightyear was entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to certain limitations.  The Note bears interest at the prime rate plus 4% but not less than 7.25% per annum.  Beginning on April 30, 2010 through June 30, 2010, Lightyear shall pay all accrued but unpaid interest.  Beginning on July 30, 2010, Lightyear shall make monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112, unless and until the outstanding principal balance of the Note is paid in full.  In addition to the payments described above, Lightyear shall apply to payment of the principal balance of the Note, 50% of all net proceeds in excess of $1,000,000 and up to $2,000,000 from the sale of the Company’s equity securities, unless and until the outstanding principal balance of the Note is paid in full (the “Equity Payment”). The Note was modified on August 3, 2010, but is effective as of March 17, 2010, such that the Equity Payment is now due no later than October 30, 2010 (see update at Note H, Short-Term Borrowings). The Note matures on March 30, 2011. The Note is secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and a director of the Company. As of September 30, 2010, Lightyear had outstanding advances totaling $653,764.

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

Pursuant to a loan made to LYH by Sullivan, on February 11, 2010 LYH issued an amended promissory note (the “Second LYH Note”) to Sullivan in the original principal amount of $8,000,000 with a maturity date of July 1, 2010.  The Second LYH Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. The Second LYH Note is secured by a security interest in (i) the capital stock of LNSI held by LYH and (ii) certain interests in LYH, excluding Sullivan’s interest.  As of April 29, 2010, $7,750,000 was outstanding pursuant to the Second LYH Note, $250,000 of which was scheduled to have been paid on March 31, 2010 and the remainder of which was due on the July 1, 2010 maturity date.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note D—Related Party Transactions—Continued

Settlement Agreement—Continued

On April 29, 2010, Lightyear, LYH,  Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear purchased the Second LYH Note from Sullivan for an aggregate purchase price of $7,750,000 (the “LNS Obligation”) ; (2) LYH became indebted to Lightyear pursuant to and in the amount of the Second LYH Note; and (3) Lightyear became obligated to reimburse LYH for $260,000 (the “LYH Reimbursement”, which is recorded as other expense - related parties in the condensed consolidated statements of operations) in advances made by LYH to Sullivan after the parties reached an agreement in principle, but before the execution of the agreement. Of the $7,750,000 LNS Obligation, $250,000 was paid contemporaneous with the execution of the Settlement Agreement and $250,000 was scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the Second LYH Note, which is currently January 10, 2011. The LNS Obligation has the same interest terms as the Second LYH Note.

To induce Lightyear to purchase Sullivan’s rights under the Second LYH Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LYH’s payments to Lightyear pursuant to the Second LYH Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined in the Settlement Agreement, Sullivan may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void.  If Sullivan voids the Settlement Agreement, (i) the Second LYH Note reverts to Sullivan, (ii) Lightyear will have no further obligation to make any payments to Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear will be credited against the LNS Obligation, and (iv) Sullivan may pursue remedies of default against LYH and certain Letter Agreement Holders, including the additional security interest.

On August 12, 2010, effective April 29, 2010, (1) Lightyear and Sullivan agreed that Lightyear’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived, Lightyear would make a $250,000 principal payment on October 1, 2010; (2) Lightyear and LYH agreed to amend the Second LYH Note to make it a demand note; and (3) in the event that Sullivan voids the Settlement Agreement, LYH will execute a note in favor of LNS in the amount equal to its prior aggregate payments to Sullivan. In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments prior to October 1, 2010. In addition, the parties clarified that (a) Sullivan had been made the beneficiary on the Company’s key man life insurance policy on an executive officer; (b) Sullivan was only permitted to use the $5,000,000 of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds must be returned to LNS; and (d) upon repayment of the LNS Obligation in full, LNS would become the beneficiary on the key man life insurance policy. On October 1, 2010, the Company paid $361,594 on the LNS Obligation, $250,000 of principal and $111,594 of interest.

On July 16, 2010, pursuant to the terms of the Second LYH Note, the interest rate was increased to LIBOR plus 5.75% on all amounts owed up to $7,000,000 and LIBOR plus 8.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum.

As of September 30, 2010, the balance due to Lightyear on the Second LYH Note is $7,750,000 and the interest receivable is $225,753. Interest income on the Second LYH Note was $121,341 and $225,753 for the three and nine months ended September 30, 2010. As of September 30, 2010, the balance owed by Lightyear on the LNS Obligation is $7,500,000, plus $111,594 of interest payable.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note D—Related Party Transactions—Continued

Other

An officer of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $5,000 and $14,000 in commissions from Lightyear during the three and nine months ended September 30, 2010 and $6,000 and $19,000 during the three and nine months ended September 30, 2009, respectively.

Beginning in 2008, an employee (and son of an officer) of the Company, has maintained a representative position in a direct selling entity which earned approximately $15,000 and $74,000 in commissions from Lightyear during the three and nine months ended September 30, 2010 and $7,000 and $109,000 during the three and nine months ended September 30, 2009, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company. During the three and nine months ended September 30, 2010, Lightyear recorded approximately $35,000 and $104,000 of VoIP and wireless revenue override expense, respectively.  The holders of the override rights had waived their right to such payment in 2009.

Pursuant to an officer’s employment agreement, Lightyear provides life insurance coverage consisting of $3,000,000 under a whole life policy and $3,000,000 under a term life insurance policy. Lightyear also maintains $5,000,000 in key man life insurance on the same officer. The proceeds from the key man life insurance have been assigned to Sullivan as collateral for the LNS Obligation. Aggregate insurance premium expense for these policies was approximately $19,000 and $63,000 for the three and nine months ended September 30, 2010 and $25,000 and $76,000 for the three and nine months ended September 30, 2009, respectively.

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

Note E—Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 45% and 11% during the three months ended September 30, 2010 and 43% and 12% during the nine months ended September 30, 2010 from two suppliers. Lightyear acquired approximately 42% during the three months ended September 30, 2009 from one supplier and 50% during the nine months ended September 30, 2009 from one supplier. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note F—Stockholders’ Deficiency

Reverse Merger, Exchange Transaction and Reorganization

At the time of the Exchange Transaction, LNSI had 5,505,000 shares of common stock outstanding. The LYH Convertible Debtholders contributed the First LYH Note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The First LYH Note of $5,149,980 and the related interest receivable of $162,965 at September 30, 2010, are recorded as a contra-equity item because they represent receivables from an affiliate. The maturity date of the First LYH Note is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On November 11, 2010, Lightyear agreed to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until December 31, 2010 or such other date as agreed by the parties. See Note A Reverse Merger, Exchange Transaction and Reorganization for additional details.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Stockholders’ Deficiency—Continued

Issuance of Preferred Stock

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of Preferred Stock to LYH. See Note A, Reverse Merger, Exchange Transaction and Reorganization for additional details.

The Preferred Stock ranks senior to Common Stock and holders of the Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution upon a Liquidation Event,  before any payment shall be made to the holders of Common Stock, an amount per share equal to the greater of (i) the Stated Value of $2.00, plus any Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted into Common Stock.  Each share of Preferred Stock shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value by the Conversion Price (currently set at $2.00 per share) in effect at the time of conversion, subject to typical anti-dilution provisions.  The Preferred Stock is convertible automatically upon the earlier of (a) a public offering of $40 million of gross proceeds from the sale of  Common Stock,  (b) shares of Common Stock trading for 20 consecutive trading days at a daily average price of not less than 200% of the Conversion Price, at an average volume of not less than 500,000 shares per day over such 20 trading day period or (c) the conversion of at least fifty percent of the shares of Preferred Stock originally issued, subject to typical adjustments for stock splits, stock dividends or other similar recapitalization events, or (d) upon the agreement of at least a majority of the Preferred Stock holders.

Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Cumulative undeclared dividends on the Company’s Preferred Stock at the rate of 8% per annum total $383,124 and $712,110 or $0.040 and $0.075 per share for the three and nine months ended September 30, 2010, respectively.

Issuance of Common Stock and Warrants

From June to September 2010, the Company sold an aggregate of 1,342.525 unregistered units (each, a “Unit”). Each Unit sold for a price of $4,000 for aggregate gross proceeds of $5,370,100. The net proceeds from the issuance of common stock and warrants were $3,850,796, after deducting fees withheld of $1,013,314 and issuance costs paid of $505,990.

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

The Company entered into a Registration Rights Agreement with each of the investors purchasing Units.  Subject to certain limitations and conditions under the Registration Rights Agreement, upon demand by the holders of a majority of the Units, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant. Pursuant to the Registration Rights Agreement, if the Company fails to file quarterly and annual reports (the “Periodic Reports”) with the SEC in a timely manner and the investors would otherwise be able to sell Common Stock under Rule 144 promulgated under the Securities Act of 1933, the Company must pay partial liquidated damages to the investor equal to 2% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor for each month the Periodic Reports aren’t current, up to aggregate partial liquidated damages of 10% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor.  As of September 30, 2010, the investors have not demanded registration of the shares.

The Company engaged selling agents in connection with the sale of Units. The Company paid selling agents aggregate placement fees of $608,412, aggregate financial advisory fees of $300,000, and aggregate expense reimbursement allowances of $101,402. In addition, the Company incurred other costs in connection with the sale of the Units of $505,990. The Company has also agreed to issue aggregate Selling Agent Warrants to purchase shares of Common Stock equal to 10% of the shares of Common Stock issued to investors (including for this purpose the number of shares of Common Stock underlying the warrants, to the extent that such warrants are exercisable by the investors) at an exercise price of $4.00 per share with a five year term. The warrants to be issued to the selling agent contain substantially the same terms as the Fixed Warrants.

In connection with the sale of Units, the Company issued Common Stock of 1,342,525 shares, plus Fixed Warrants, Milestone Warrants, Additional Warrants and Selling Agent Warrants to purchase 671,271, 2,685,050, 32,516 and 193,381 shares of Common Stock, respectively. As of September 30, 2010, none of the Milestone Warrants are exercisable.

Settlement Agreement

The $7,750,000 note receivable from LYH and the related interest receivable of $225,753 at September 30, 2010 are recorded as contra-equity items because they represent receivables from an affiliate. See Note D, Settlement Agreement, for additional details.

Recapitalization of LLC’s Accumulated Deficit at the Time of the Exchange

On February 12, 2010, Lightyear’s $26,597,754 accumulated deficit was recapitalized as additional paid in capital, as the reporting entity reorganized from a limited liability company to a corporation.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Stockholders’ Deficiency—Continued

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

Stock Option Grants

On May 19, 2010, the Company granted options to purchase an aggregate of 780,500 shares of common stock at an exercise price of $3.90 to existing employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The approximate $1,444,000 grant date fair value is being amortized over the three year vesting term.

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

For the Nine Months Ended September 30, 2010
Risk free interest rate	2.48%
Expected term (years)	6.0
Expected volatility	46.7%
Expected dividends	—

The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2010 was $1.85 per share. There were no stock options granted during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, options to purchase 6,000 shares of common stock were forfeited due to employee terminations, leaving options to purchase 774,500 shares common stock outstanding with an intrinsic value of approximately $658,000 as of September 30, 2010.  No options are exercisable as of September 30, 2010.

The Company recognized approximately $105,000 and $153,000 of stock-based compensation expense during the three and nine months ended September 30, 2010, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2010, there was approximately $1,280,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.6 years.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Stockholders’ Deficiency—Continued

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

Note G—Commitments and Contingencies

Litigation

As of September 30, 2010, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Billing Disputes

As of September 30, 2010, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the consolidated financial statements of the Company.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G—Commitments and Contingencies—Continued

SouthEast Asset Acquisition

On June 30, 2010, the Company and its wholly-owned subsidiary, SE Acquisitions, LLC (“SEA”), a Kentucky limited liability company organized on June 22, 2010, entered into an Asset Purchase Agreement (the “Agreement”) with SouthEast Telephone, Inc. (“SouthEast”), a Kentucky corporation. SouthEast had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division. SouthEast provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. SouthEast has approximately 138 employees and approximately 31,000 customer lines. SouthEast is a debtor in possession and is operating its business under Section 1108 of the Bankruptcy Code.

Pursuant to the Agreement, SEA agreed to purchase substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of SouthEast’s business, and to assume certain post-closing liabilities related to the purchased assets.  SouthEast will retain certain liabilities related to its business. SEA has the right under the Agreement to designate additional assets or liabilities of SouthEast to be included in the Agreement.  In consideration of the purchased assets, SEA could pay: (i) up to $560,000 in cash to SouthEast for administrative and priority expenses; (ii) $4,000 in cash to each of SouthEast’s employees who is not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, to SouthEast’s equity holders.  SEA will also assume approximately $4,330,000 of SouthEast’s secured debt.

On August 16, 2010 the United States Bankruptcy Court for the Eastern District of Kentucky entered a Confirmation Order approving the sale of substantially all the assets of SouthEast Telephone, Inc. to SE Acquisitions, LLC.

On August 16, 2010, the United States Bankruptcy Court for the Eastern District of Kentucky entered a Stipulation and Agreed Order Between Debtor, AT&T and Lightyear, whereby (1) AT&T agreed to the post-closing assumption and assignment of the AT&T contracts by Lightyear; (2) Lightyear assumes only the post-closing liabilities arising under the AT&T contracts and specifically does not assume various AT&T Claims; (3) in settlement of all pre-petition AT&T claims, $361,536 of SouthEast’s $661,536 deposit with AT&T will be released to AT&T and commencing on the fourth month after the final closing date, Lightyear shall pay to AT&T $55,245 on the fifteenth day of each month for a period of ten consecutive month for a total of $552,452; (4) Lightyear will deposit with AT&T $100,000 on the fifteenth day of each month for a period of three consecutive months after the final closing date, such that the aggregate deposit will become $600,000; (5) the AT&T claim shall be deemed permanently fixed stipulated and allowed as a general unsecured claim against SouthEast in the amount of $23,688,572, but AT&T waives its right to receive a distribution as a claimant, provided that a majority of claimants vote to accept the plan and Windstream Kentucky East, LLC (“Windstream”) similarly agrees to waive its right to receive a distribution on its claim; (6) Lightyear is obligated to make weekly $280,000 prepayments toward its obligation under the AT&T contracts which will be reconciled and adjusted by both AT&T and Lightyear by the 15th of the following month; and (7) AT&T and SouthEast agree to voluntarily dismiss all of the AT&T litigation with prejudice with each party bearing its own costs and expenses, with the exception of  one action that will be prosecuted by AT&T through conclusion, but the parties agree that AT&T shall waive any back-due fees arising under the action and will only charge Lightyear the rates allowed under the action on a going forward basis. AT&T will review the above credit terms after approximately twelve months.

On August 16, 2010, the United States Bankruptcy Court for the Eastern District of Kentucky entered a Stipulation and Agreed Order Between Debtor, Windstream and Lightyear, whereby (1) Windstream agreed to the post-closing assumption and assignment of the Windstream contracts by Lightyear; (2) Lightyear assumes only the post-closing liabilities arising under the Windstream contracts and specifically does not assume various Windstream Claims; (3) in settlement of all pre-petition Windstream claims, $61,000 of SouthEast’s $146,000 deposit with Windstream will be released to Windstream and commencing on the first month after the final closing date, Lightyear shall pay to Windstream $9,800 on the fifteenth day of each month for a period of five consecutive months for a total of $49,000; and (4) the Windstream claim shall be deemed permanently fixed stipulated and allowed as a general unsecured claim against SouthEast in the amount of $222,862, but Windstream waives its right to receive a distribution as a claimant.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G—Commitments and Contingencies—Continued

SouthEast Asset Acquisition—Continued

On August 16, 2010, the United States Bankruptcy Court for the Eastern District of Kentucky entered a Stipulation and Agreed Order Between Debtor, Qwest Communications Company (“Qwest”) and Lightyear, whereby (1) Qwest agreed to the post-closing assumption and assignment of the Qwest contracts by Lightyear; (2) Lightyear assumes only the post-closing liabilities arising under the Qwest contracts and specifically does not assume various Qwest Claims; and (3) the Qwest claim shall be deemed permanently fixed stipulated and allowed as a general unsecured claim against SouthEast in the amount of $1,616,600, but Qwest waives its right to receive a distribution as a claimant.

On August 16, 2010, the United States Bankruptcy Court for the Eastern District of Kentucky entered a Stipulation and Agreed Order Between Debtor, two additional vendors and Lightyear, whereby (1) the vendor contracts were deemed rejected; and (2) the vendors were permitted to retain their aggregate deposits of $110,009.

The Agreement contains customary representations and warranties of the parties.  The asset purchase transaction closed on October 1, 2010. See Note H, SouthEast Asset Acquisition, for additional details.

Employment Agreements

On February 12, 2010, upon the closing of the Exchange Agreement, the Company assumed LYH’s employment agreement (the “Agreement”) with an officer of the Company. The initial term of the Agreement was from March 31, 2004 through December 31, 2008. At the end of the initial term, the Agreement was automatically renewed for an additional one year term, and shall be automatically renewed for successive additional one-year terms, unless within 180 days prior to the end of the initial term or any additional term either party gives the other written notice of the Company’s or the officer’s intent not to renew the agreement. Under the Agreement, the officer is to receive a base salary, adjusted annually consistent with increases given to other executives of the Company, plus other fringe benefits and is eligible for various bonuses. During the employment term, the base salary has been periodically amended and as of September 30, 2010 is approximately $282,000 per annum.

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

Note H—Subsequent Events

SouthEast Asset Acquisition

On October 1, 2010, the Company and SEA consummated the purchase of substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of business of SouthEast, assuming certain post-closing liabilities related to the purchased assets.

The aggregate purchase price paid is estimated to be $1,510,000, which consists of up to $560,000 in cash to SouthEast to fund SouthEast’s administrative and priority expenses and 200,000 shares of common stock in Lightyear Networks Solutions, Inc., valued at $950,000.  Prior to the acquisition, SouthEast paid $123,844 for administrative claims, and on the acquisition date, SouthEast retained $328,830 in cash for the purpose of paying further administrative and priority expenses, which amounts were credited against the $560,000 obligation.  To the extent that this amount does not satisfy all of SouthEast’s administrative claims, Lightyear will pay up to an additional $107,326 for such expenses.  SEA assumed approximately $4,330,000 of SouthEast’s secured debt. SEA also assumed SouthEast’s remaining obligations under the Lease (see Pike County Real Estate Lease).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Subsequent Events—Continued

SouthEast Asset Acquisition—Continued

As part of the Agreement, SEA assumed SouthEast’s obligations under the agreements discussed in Note G, SouthEast Asset Acquisition, plus the following:

Community Trust Bank Notes

On October 1, 2010, SEA and the Company, as co-borrowers with joint and several liability, (i) entered into a $2,536,874 secured term note (the “CT Note”), (ii) assumed a $140,250 real estate secured note with an unpaid principal balance of $117,408 (“CT Mortgage Note 1”), and (iii) assumed a $63,750 real estate secured note with an unpaid principal balance of $32,026 (“CT Mortgage Note 2”) with Community Trust Bank, Inc. (“Community Trust”).  The amount available under the CT Note is for the refinancing of debt assumed by SEA from SouthEast pursuant to the Purchase Agreement.  The amounts due under CT Mortgage Note 1 and CT Mortgage Note 2 were assumed by SEA pursuant to the terms of the Purchase Agreement and assumed by SEA and the Company pursuant to that certain Assumption Agreement by and between SEA, the Company and Community Trust dated October 1, 2010.

Borrowing under the CT Note will bear interest at a rate equal to the most recently quoted Prime Rate on corporate loans in effect at large United States money center commercial banks, as reported in the Wall Street Journal, plus one percent (1%); provided, however, that the rate will never be less than five percent (5%) and will never be more than six and ½ percent (6.5%).  In the event the Wall Street Journal quotes more than one prime rate, the Prime Rate for purposes of the CT Note shall be the highest Prime Rate quoted.  As of October 1, 2010, the rate on the CT Note was five percent (5%).  The CT Note has a sixty (60) month term with a maturity date on September 30, 2015.  SEA must make monthly payments consisting of principal and interest in the amount necessary to pay the CT Note in full over the sixty (60) month term with the entire then-outstanding principal balance and all accrued but unpaid interest on the CT Note due and payable in full on the maturity date.

The CT Note is secured by a first priority perfected security interest, subject to certain permitted encumbrances, in SEA’s accounts receivable, inventory, equipment, general intangibles, documents, instruments, fixtures, all other assets and personal property of SEA, and the proceeds of the foregoing.  The CT Note is further secured by a first priority perfected security interest in the membership interests in SEA held by the Company.

Outstanding principal under CT Mortgage Note 1 will bear interest at a rate equal to the highest Prime Rate most recently published in the Wall Street Journal plus one percent (1%).  As of October 1, 2010, the rate on CT Mortgage Note 1 was four and ¼ percent (4.25%).  CT Mortgage Note 1 has a twenty (20) year original term with a maturity date on October 18, 2024.  SEA must make monthly payments consisting of principal and interest in the amount of $991, subject to any payment changes resulting from changes in the applicable interest rate.

CT Mortgage Note 1 is secured by a mortgage in the real property located at 119 Second Street, Pikeville, Kentucky, dated October 18, 2004, and is further secured by an assignment of rents as of the same date.

Outstanding principal under CT Mortgage Note 2 will bear interest at a rate equal to the highest Prime Rate most recently published in the Wall Street Journal plus one percent (1%).  As of October 1, 2010, the rate on CT Mortgage Note 2 was four and ¼ percent (4.25%).  CT Mortgage Note 2 has a ten (10) year original term with a maturity date on January 26, 2014.  SEA must make monthly payments consisting of principal and interest in the amount of $678, subject to any payment changes resulting from changes in the applicable interest rate.

CT Mortgage Note 2 is secured by a mortgage in the real property located at 106 Scott Avenue, Pikeville, Kentucky, dated January 26, 2004.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Subsequent Events—Continued

SouthEast Asset Acquisition—Continued

Pike County Real Estate Lease

On October 1, 2010, SEA assumed SouthEast’s Lease and Option Agreement (the “Lease”), dated January 1, 2004, with Pike County, Kentucky (“Pike County”) for the building and land located at 106 Scott Avenue, Pikeville, KY (the “Leased Premises”).  SouthEast used the Leased Premises for its Administrative and Customer Care Headquarters.

The original term of the Lease is 10 years through December 31, 2013.  However, unless SEA gives prior written notice to Pike County of its intent not to extend the Lease, the Lease automatically extends for another 10 year term on the same payment terms, expiring on December 31, 2023.  If SEA does not extend the Lease after the original term, SEA must pay to Pike County a fee of $100,000.

The monthly rent for the Leased Premises is $6,657, subject to certain required employment levels.  If SEA fails to maintain 80 full time employees during the term of the Lease, the monthly rent increases to $7,509.  Under the Lease, SEA is required to: (i) maintain comprehensive liability insurance in an amount not less than $2,000,000 combined, single limit; (ii) pay all real estate taxes; and, (iii) indemnify Pike County from and against all suits whatsoever relating to the Leased Premises, except legal action concerning title to the Leased Premises.

SEA has an option to purchase the Leased Premises at any time during the term of the Lease upon written notice (certified mail) to Pike County at least 30 days before the date on which SEA desires to exercise the option and purchase the Leased Premises.  The option price to purchase the Leased Premises is $977,543 as of October 1, 2010.

Unaudited Pro Forma Financial Information

The following presents the unaudited pro forma combined results of operations of the Company and SouthEast as if the acquisition was consummated at the beginning of the periods presented.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$18,308,113	$21,223,758	$56,261,007	$71,925,947

Net loss attributable to common stockholders	$(1,237,465)	$(1,013,152)	$(3,933,550)	$(3,669,890)

Pro-forma basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.22)	$(0.36)

Pro-forma weighted average common shares outstanding – basic and diluted	20,031,101	10,200,000	17,971,761	10,200,000

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of SouthEast had been completed as of the beginning of 2010 or 2009, nor are they necessarily indicative of future consolidated results.

Stock Option Grants

On October 1, 2010, the Company granted options to purchase an aggregate of 155,000 shares of common stock at an exercise price of $4.75 to certain key employees that joined the Company in connection with the SouthEast asset acquisition, pursuant to the 2010 Plan. The options expire after ten years. The approximate $338,000 grant date fair value will be amortized ratably over the three year vesting term.  The Company has computed the fair value of options granted using the Black-Scholes option pricing model.  In applying the Black-Scholes option pricing model, the Company used a risk free interest rate of 1.58%, an expected term of 6 years, expected volatility of 47% and no expected dividends.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Subsequent Events—Continued

Restricted Stock Grants

On October 12, 2010, the Company granted an aggregate of 16,234 shares of restricted stock to its non-employee directors, pursuant to the 2010 Plan, at a market value of $4.75 per share, the closing price on that date.   Accordingly, the approximate $77,000 grant date fair value will be amortized over the one year vesting period.

Short-Term Borrowings

On November 10, 2010, effective as of March 17, 2010, the Note associated with the closed end credit facility was modified to eliminate the Equity Payment that had been scheduled for October 30, 2010. The Company is required to continue to make the regular scheduled monthly principal payment of $111,112, plus interest.

Milestone Warrants

During October 2010, as determined by the Board of Directors on November 11, 2010, the Company satisfied two of the milestones associated with the Milestone Warrants, which resulted in the cancellation of Milestone Warrants to purchase 894,129 shares of common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“LNSI”) for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LNSI. References to Lightyear refer to LNSI’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of LNSI’s Form 8-K/A filed March 31, 2010. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Lightyear provides service to approximately 40,000 customer locations as of September 30, 2010, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  The Company builds regional customer concentrations which provide a contiguous service area and operational efficiencies. This is expected to result in higher margins with a nationwide distribution network through which new concentrations may be built. Approximately 84% of the Company’s revenues were received from business customers and 16% from residential customers in the quarter ended September 30, 2010 and approximately 77% of the Company’s revenues were received from business customers and 23% from residential customers in the quarter ended September 30, 2009.

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

On October 1, 2010, Lightyear and its wholly-owned subsidiary, SE Acquisitions, LLC (“SEA”), completed the acquisition of the business assets of Southeast Telephone, Inc. (“SouthEast”), a Kentucky corporation, for total consideration of approximately $1.5 million from SouthEast’s bankruptcy estate.  SouthEast filed for bankruptcy under Chapter 11 in September 2009.

SouthEast, with approximately 31,000 customer lines, provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. SouthEast’s revenues were approximately $37.5 million and $24.0 million for the twelve months ended December 31, 2009 and nine months ended September 30, 2010, respectively. SouthEast currently has approximately 138 employees. As of September 30, 2010, SouthEast was a debtor in possession and was operating its business under Section 1108 of the Bankruptcy Code. See Recent Developments – SouthEast Asset Acquisition for additional details.

Many of the unfavorable economic conditions and market pressures, including heightened competition, which affected our results of operations in 2009 continued in the first nine months of 2010. In mid 2009, we initiated an extensive evaluation of our product lines and product line performance. As a result of that evaluation, the Company determined that the post-paid wireless product had resulted in significant growth in bad debt expense.  The sales and marketing of that product were significantly scaled back as a result until a more robust pre-paid product could be developed and marketed. Largely as a result of this action, our provision for bad debt expense was reduced to $0.2 million from $0.9 million and to $0.9 million from $3.0 million for the three and nine months ended September 30th 2010 and 2009, respectively. The pre-paid wireless plan has been continuously improved subsequent to its initial launch in June 2009 and revenues have reached approximately $140,000 in the month of September 2010. The Company further determined that margins were being adversely affected by the sale of wholesale voice services to a small number of customers. The discontinuance of these services resulted in a decrease of voice revenues to $15.6 million from $18.2 million for the nine months ended September 30, 2010 and 2009, respectively. However, the transfer of additional SouthEast traffic to Lightyear in the third quarter of 2010 resulted in voice revenues increasing to $5.5 million from $5.2 million for the three months ended September 30, 2010 and 2009, respectively.  We also determined that although margins for our web-based products were robust, significant customer turnover existed in this product category. As a result, we reduced our sales in this category to $0.1 million from $0.4 million and to $0.6 million from $2.6 million for the three and nine months ended September 30, 2010 and 2009, respectively. Lightyear also elected to strengthen its sales efforts and added a new Vice President of Sales to its senior management group to increase focus on the sales of higher margin products.  In addition, new discussions were initiated with various carriers to begin the direct sale of their wireless products to increase wireless margins and broaden the array of wireless products that can be offered.

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

	For The
	Month Ended September 30,
	2010	2009
ARPU	$99	$65

	For The
	Nine Months Ended September 30,
	2010	2009
Average Churn	3.2%	6.2%

Revenues

Our revenues are primarily derived from the sales and provision of the following services:

•	Voice Services
•	Local Services
•	VoIP Services
•	Data Services
•	Wireless Services
•	Other Services

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

Other Income (Expense)

•	Interest income – related parties represents interest earned on the First and Second LYH Notes;
•	Interest expense – related parties currently represents interest payable on the LNS Obligation and formerly on the loans payable to LYH;

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

The following table presents our operating revenues by product category for the three months ended September 30, 2010 and 2009

	For The
	Three Months Ended September 30,
(dollars in millions)	2010	2009	$ variance	% variance
Voice service	$5.5	$5.2	$0.3	6%
Local service	2.0	2.1	(0.1)	(3)%
VoIP	1.0	1.2	(0.2)	(17)%
Data services	1.0	1.1	(0.1)	(11)%
Wireless services	0.7	1.2	(0.5)	(44)%
Other services	1.4	1.7	(0.3)	(15)%
TOTAL	$11.6	$12.5	$(0.9)	(7)%

Revenues were approximately $11.6 million and $12.5 million, respectively for the three months ended September 30, 2010 and 2009, a decrease of $0.9 million or 7%.  This decrease reflects continued market pressure and the reasons discussed above, principally the shift away from lower margin revenue to sales programs designed to capture higher margin, lower churn revenue. Other services include the sale of web-based products.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2010 and 2009, amounted to approximately $8.0 million (69% of revenues) and $8.3 million (67% of revenues), respectively, a decrease of $0.3 million or 4%. Cost of revenues as a percentage of revenues rose slightly due to increased market pressures on the pricing of our products.

Operating Expenses

Consistent with our de-emphasizing post-paid wireless services as discussed above, bad debt expense decreased by $0.7 million or 75% to $0.2 million from $0.9 million, as a result of significant uncollectible receivables in 2009 associated with the launch of our post paid wireless product, which ultimately resulted in shifting our focus to a prepaid product.  Selling, general and administrative expenses decreased by $0.3 million or 10% to $2.7 million from $3.0 million, primarily as a result of a decrease in headcount and related benefits, plus other cost reduction measures, partially offset by an increase in professional fees associated with the Company being a publicly held entity and fees incurred in connection with the implementation of a stock compensation plan. Commission expenses increased by $0.3 million or 29% to $1.3 million (11% of revenues) from $1.0 million (18% of revenues), primarily as a result of payments earned by agents under a new bonus program combined with waivers of 2009 Revenue Payments to members of LYH related to VoIP and wireless revenues. Depreciation and amortization expense decreased negligibly to $0.1 million. Transaction expenses of $0.3 million in 2010 represent professional service costs associated with our asset acquisition.

Other Income (Expense)

Interest income – related parties increased to $0.3 million from none due to the recording of interest income on the First and Second LYH Notes.  Interest expense – related parties decreased $0.4 million or 77%, to $0.1 million from $0.5 million, due principally to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues

The following table presents our operating revenues by product category for the nine months ended September 30, 2010 and 2009

	For The
	Nine Months Ended September 30,
(dollars in millions)	2010	2009	$ variance	% variance
Voice service	$15.6	$18.2	$(2.6)	(14)%
Local service	6.2	6.6	(0.4)	(7)%
VoIP	3.0	3.7	(0.7)	(18)%
Data services	3.0	3.8	(0.8)	(21)%
Wireless services	2.0	5.7	(3.7)	(65)%
Other services	4.3	6.1	(1.8)	(29)%
TOTAL	$34.1	$44.1	$(10.0)	(23)%

Revenues for the nine months ended September 30, 2010 and 2009 were approximately $34.1 million and $44.1 million, respectively, a decrease of $10.0 million or 23%. This decrease reflects continued market pressure and the reasons discussed above, principally the shift away from lower margin revenue to sales programs designed to capture higher margin, lower churn revenue. Other services include the sale of web-based products.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2010 and 2009, amounted to approximately $23.3 million (68% of revenues) and $29.1 million (66% of revenues), respectively, a decrease of $5.8 million or 20%. Cost of revenues as a percentage of revenues rose slightly due to increased market pressures on the pricing of our products.

Operating Expenses

Consistent with our de-emphasizing post-paid wireless services as discussed above, bad debt expense decreased by $2.1 million or 69% to $0.9 million from $3.0 million, as a result of significant uncollectible receivables in 2009 associated with the launch of our post paid wireless product, which ultimately resulted in shifting our focus to a prepaid product. Selling, general and administrative expenses decreased by $1.8 million or 18% to $8.1 million from $9.9 million, primarily as a result of a decrease in headcount and related benefits, plus other cost reduction measures, partially offset by an increase in professional fees associated with the Company being a publicly held entity and fees incurred in connection with the implementation of a stock compensation plan. Commission expenses decreased $0.4 million or 10%, to $3.8 million (11% of revenues) from $4.2 million (10% of revenues), due to payments earned by agents under a new agent bonus program combined with waivers of 2009 Revenue Payments to the members of LYH related to VoIP and wireless revenues. Depreciation and amortization expense decreased $0.2 million or 58%, to $0.2 million from $0.4 million, primarily due to the fact that intangible assets with finite lives were fully amortized by March 2009. Transaction expenses of $0.8 million represent professional service costs associated with structuring and compliance activities supporting our February 12, 2010 reverse merger and our asset acquisition.

Other Income (Expense)

Interest income – related parties increased to $0.4 million from none due to the recording of loan interest income on the First and Second LYH Notes.  Interest expense – related parties decreased $1.0 million or 70%, to $0.4 million from $1.4 million, due principally to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation. Other expense – related parties increased to $0.3 million from none because the Company incurred a charge in connection with the acquisition of the Second LYH Note.

Recent Developments

Issuance of Common Stock and Warrants

From June to September 2010, the Company sold an aggregate of 1,342.525 unregistered units (each, a “Unit”). Each Unit sold for a price of $4,000 for aggregate gross proceeds of $5,370,100.

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

The Company engaged selling agents in connection with the sale of Units. In connection with the closings, the Company paid selling agents aggregate placement fees of $608,412, aggregate financial advisory fees of $300,000, and aggregate expense reimbursement of $101,402. In addition, the Company incurred other costs of $505,990 in connection with the June 2010 closings. The Company has also agreed to issue aggregate Selling Agent Warrants to purchase shares of Common Stock equal to 10% of the shares of Common Stock issued to investors (including for this purpose the number of shares of Common Stock underlying the warrants, to the extent that such warrants are exercisable by the investors) at an exercise price of $4.00 per share with a five year term. The warrants to be issued to the selling agent contain substantially the same terms as the Fixed Warrants.

In connection with the sale of Units, the Company issued Common Stock of 1,342,525 shares, plus Fixed Warrants, Milestone Warrants, Additional Warrants and Selling Agent Warrants to purchase 671,271, 2,685,050, 32,516 and 193,381 shares of Common Stock, respectively.

SouthEast Asset Acquisition

On October 1, 2010, Lightyear and its wholly-owned subsidiary, SEA, completed the acquisition of the business assets of Southeast, for total consideration of approximately $1.5 million from SouthEast’s bankruptcy estate.

SouthEast, with approximately 31,000 customer lines, provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. SouthEast’s revenues were approximately $37.5 million and $24.0 million for the twelve months ended December 31, 2009 and nine months ended September 30, 2010, respectively.

Lightyear purchased substantially all of the real property, intellectual property, tangible assets, and selected vendor contracts used in the conduct of SouthEast’s business, and assumed certain post-closing liabilities related to the purchased assets.  SouthEast retained certain liabilities related to its business.  In consideration of the purchased assets, Lightyear paid: (i) up to $560,000 in cash to SouthEast for SouthEast’s administrative and priority expenses; (ii) an aggregate of $28,000 in cash to SouthEast’s 7 employees who were not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, valued at $950,000, based on a $4.75 October 1, 2010 closing market price per share, to SouthEast’s equity holders.  Prior to the acquisition, SouthEast paid $123,844 for administrative claims, and on the acquisition date, SouthEast retained $328,830 in cash for the purpose of paying further administrative and priority expenses, which amounts were credited against the $560,000 obligation.  To the extent that this amount does not satisfy all of SouthEast’s administrative claims, Lightyear will pay up to an additional $107,326 for such expenses.  SEA will also assume approximately $4,330,000 of SouthEast’s secured debt.  Lightyear anticipates recognizing an estimated pre-tax gain on the bargain purchase of these assets of approximately $4 million in the fourth quarter of 2010.

Short-Term Borrowings

On November 10, 2010, effective March 17, 2010, the Note associated with the closed end credit facility was modified to eliminate the Equity Payment that had been scheduled for October 30, 2010. The Company is required to continue to make the scheduled monthly principal payment of $111,112, plus interest.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses. Through the date of the reverse merger, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have monitored our cash balances and operating costs to attempt to maintain an adequate level of cash.  As of September 30, 2010, Lightyear had a cash balance of $0.2 million and a working capital deficit of $9.8 million.

Historically, Lightyear’s working capital had come from loans from LYH and, when available, from operations. In connection with the reverse merger transaction with Libra, Lightyear’s debt and interest obligations to LYH were extinguished. We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions over the past 18 months, all toward the goal of achieving positive cash flow from operations within the coming twelve months.

Currently, the significant items impacting Lightyear’s liquidity are aggregate notes and interest receivable from LYH of $13.3 million (not included in the working capital deficit above) and aggregate obligations and interest payable to Sullivan of $7.6 million.  LYH’s principal assets are 10 million shares of Lightyear common stock and 9.5 million shares of Lightyear preferred stock, which are convertible into the same number of shares of common stock.

(a)
The LYH receivables include a $5.15 million note receivable (“First LYH Note”) and a related $0.2 million interest receivable as of September 30, 2010, both of which are reflected as contra-equity items on the balance sheet. The First LYH Note was contributed to Lightyear by the LYH Convertible Debtholders in exchange for shares of the Company’s common stock, pursuant to the Exchange Transaction. The First LYH Note has a maturity date of December 31, 2011 and interest is payable at each quarter end, beginning June 30, 2010. On November 11, 2010, Lightyear agreed to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until December 31, 2010 or such other date as agreed by the parties. The obligations under the First LYH Note are secured by a subordinated security interest in certain assets of LYH, specifically including its interests in Lightyear common stock and preferred stock.

(b)
The LYH receivables also include a $7.75 million note receivable (“Second LYH Note”) and a related $0.2 million interest receivable as of September 30, 2010, both of which are reflected as contra-equity items on the balance sheet. The Second LYH Note was purchased by Lightyear pursuant to the Settlement Agreement. The Second LYH Note is a demand note. The obligations under this note are secured by a security interest in LYH’s interests in Lightyear common stock and preferred stock and certain interests in LYH, excluding Sullivan’s interest.

(c)
The LNS Obligation to Sullivan is $7.5 million plus an interest payable of $0.1 million.  The LNS Obligation represents Lightyear’s consideration for the purchase of the Second LYH Note pursuant to the Settlement Agreement. The LNS Obligation principal and unpaid interest is due on the maturity date, which is the earlier of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan (acknowledged to currently be January 10, 2011).  In addition, Lightyear is scheduled to make quarterly principal payments of $250,000 plus interest on the first day of each quarter, including the payment made on October 1, 2010.  The LNS Obligation is reflected in the working capital deficit cited above, but the Settlement Agreement specifies that Lightyear is not required to make payments to Sullivan if Lightyear, in its sole discretion, determines that such payments would impair Lightyear’s ability to pay other creditors.

In connection with the SouthEast asset acquisition, we will pay: (i) up to $560,000 in cash to SouthEast for SouthEast’s administrative and priority expenses; (ii) an aggregate of $28,000 in cash to SouthEast’s 7 employees who were not offered employment with the Company; and, (iii) an aggregate of 200,000 shares of Company common stock, par value $0.001 per share, valued at $950,000, to SouthEast’s equity holders.  We also assumed approximately $4,330,000 of SouthEast’s secured debt. SouthEast’s revenues were approximately $37.5 million and $24.0 million for the twelve months ended December 31, 2009 and nine months ended September 30, 2010, respectively.

As of September 30, 2010, Lightyear had outstanding advances on its new closed end credit facility of $653,764.  Lightyear is currently scheduled to make regular month end payments of $111,112 of principal plus accrued interest pursuant to the recently amended agreement.

Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Cumulative undeclared dividends on the Company’s Preferred Stock at the rate of 8% per annum total $712,110 or $0.075 per share at September 30, 2010.

During September 2010, we completed a private placement of common stock and warrants and raised gross proceeds of $5,370,100. The expected use of proceeds is: (1) offering expenses, (2) acquisitions, (3) general working capital and (4) debt reduction.

The Company is currently investigating the capital markets for additional financings in order to fund (i) network build-out; (ii) debt reduction; (iii) public/investor relations; and (iv) working capital requirements. There can be no assurance that we will be successful in securing additional capital.  If we are unable to raise additional funds, we may need to (i) initiate additional cost reductions; (ii) forego acquisition opportunities; and (iii) seek extensions of our scheduled payment obligations, including the LNS Obligation.

Nine Months Ended September 30, 2010 and 2009

Operating Activities

Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2010 compared to $1.5 million for the nine months ended September 30, 2009. The amount used during the nine months ended September 30, 2010 was primarily due to a $2.4 million cash loss from operations (after non-cash adjustments), a $2.0 million reduction in operating liabilities, primarily a reduction in accounts payable as a result of cash available from proceeds from financing activities and a $0.9 million increase in operating assets, principally an increase in accounts receivable. The amount used during the nine months ended September 30, 2009 was primarily due to a $3.8 million increase in operating assets, primarily an increase in accounts receivable, a $0.3 million cash loss from operations, partially offset by a $2.6 million increase in operating liabilities, primarily an increase in accounts payable and accrued interest, as a result of cash conservation measures.

Investing Activities

Net cash used in investing activities was a negligible amount for the nine months ended September 30, 2010 compared to $0.1 million for the nine months ended September 30, 2009. During both periods, the usage of cash was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2010 compared to $1.6 million for the nine months ended September 30, 2009. The amount for the nine months ended September 30, 2010 was due to $3.9 million of net proceeds received by Lightyear in connection with an equity private placement offering, $1.8 million of net proceeds received by Lightyear after LYH’s issuance of convertible notes and $1.0 million of proceeds from a new credit facility, partially offset by $1.2 million of repayments. The amount for the nine months ended September 30, 2009 was primarily due to $2.7 million of net proceeds received by Lightyear after LYH’s issuance of convertible notes, partially offset by $0.8 million of repayments and $0.3 million of debt offering costs.

Off Balance Sheet Arrangements

As of September 30, 2010, Lightyear has provided irrevocable standby letters of credit, aggregating approximately $185,000 to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of September 30, 2010 and December 31, 2009, these letters of credit had not been drawn upon.

On April 12, 2010, the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of Preferred Stock to LYH. See Note A Reverse Merger, Exchange Transaction and Reorganization for additional details. Holders of Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Accrued but unpaid dividends on the Company’s Preferred Stock at the rate of 8% per annum total $712,110 at September 30, 2010.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has previously reported unregistered sales of equity securities in Current Reports on Form 8-K filed on July 1, 2010, July 16, 2010, August 5, 2010 and October 7, 2010, plus in the Quarterly Report on Form 10-Q filed on August 16, 2010.

Item 3.   Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any indebtedness of the Registrant.

(b)
Holders of the Company’s Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. As disclosed in the Company’s Form 8-K filed on July 1, 2010, the dividend payment rate on the Company’s Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Preferred Stock. Cumulative undeclared dividends on the Company’s Preferred Stock at the rate of 8% per annum total $383,124 and $712,110 for the three and nine months ended September 30, 2010, respectively.

Item 4.   (Removed and Reserved)

Not applicable.

Item 5.   Other Information.

First Savings Bank, F.S.B. Modification

On November 10, 2010, effective March 17, 2010, Lightyear Network Solutions, LLC (“Lightyear”), the Company’s wholly owned subsidiary, entered into the Second Modification of Note (the “Modification”) amending the $1,000,000 ($653,764 outstanding at September 30, 2010) secured promissory note (the “Note”) with First Savings Bank, F.S.B. (the “Bank”), of Clarksville, Indiana that was originally reported in the Company’s Current Report on Form 8-K filed on March 23, 2010, as modified as previously reported in the Current Report on Form 8-K filed on August 5, 2010.

Under the Modification, the section of the Note entitled “Payment Schedule” was revised to delete the requirement that Lightyear must apply as payments of the principal balance of the Note, 50% of all net proceeds, if any, in excess of $1,000,000 and up to $2,000,000 from the sale of equity securities of the Company, unless and until the outstanding principal balance of the Note is paid in full.

J. Sherman Henderson III and Ronald L. Carmicle, both directors of the Company, consented to the Modification as guarantors on the Note.

The foregoing description of the Modification does not purport to be complete and is qualified in its entirety by reference to the Modification, a copy of which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

Satisfaction of Milestone Warrant Conditions

As described in Note F to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q, in the second and third quarter of 2010, the Company issued Milestone Warrants to purchase 2,685,050 shares of Common Stock. The Milestone Warrants become exercisable only if the Company fails to achieve certain Milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone” and collectively, the “Milestones”). If the Company meets a particular Milestone, then the Milestone Warrant will be cancelled with respect to the shares associated with that particular Milestone. On November 11, 2010, the Company’s Board of Directors determined that the Company had satisfied Milestone #1 related to corporate governance issues and Milestone #2 related to a significant acquisition. Milestone Warrants to purchase 1,790,921 shares of Common Stock remain outstanding following the Board’s determination.

Forbearance Agreement

As described in Note F to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q, on November 11, 2010, the Company entered into a Forbearance Agreement with LY Holdings, LLC, whereby the Company agreed to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until December 31, 2010, or such other date as agreed by the parties.

The foregoing description of the Forbearance Agreement does not purport to be complete and is qualified in its entirety by reference to the Forbearance Agreement, a copy of which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

Item 6.   Exhibits.

Exhibit	Description

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.2	Form of Fixed Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.3	Form of Milestone Warrant (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 28, 2010)

4.4	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010)

4.5	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010)

10.1
Modification of Note, executed August 3, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B., (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 30, 2010)

10.2
Registration Rights Agreement by and among Lightyear Network Solutions, Inc. and Certain Purchasers (incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010)

10.3
First Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle executed August 12, 2010, but effective as of April 29, 2010 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010)

10.4	Second Modification of Note, executed November 10, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B.

10.5	Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of November 11, 2010

10.6	Form of Restricted Stock Award Agreement pursuant to the 2010 Stock and Incentive Compensation Plan

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ J. Sherman Henderson III
J. Sherman Henderson III, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date:  November 12, 2010