Form 10-K
period 2010-12-31
Lightyear Network Solutions, Inc.
filed 2011-03-30
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 000-32451

LIGHTYEAR NETWORK SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1829866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 Eastpoint Parkway Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 502-244-6666

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($5.75) was $53,666,665. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 30, 2011, there were 21,644,312 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Lightyear Network Solutions, Inc. and Subsidiaries

Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K filed by Lightyear Network Solutions, Inc. (“LNSI”) contains or may contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include information that is based upon our beliefs and information currently available to us, as well as our estimates and assumptions with respect to future events. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to our industry, our operations and results of operations, and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1. Business.

The Company

LNSI, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a SouthEast Telephone, a Kentucky limited liability company (“SouthEast”) (collectively, “Lightyear” or the “Company”) provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, we currently offer a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services.  Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company.

Business History and Description

 LNSI, through its wholly-owned subsidiaries, currently serves over 60,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.

Lightyear LLC, formerly a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”), has conducted operations in substantially its present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”). Libra was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small-to mid-sized businesses, but ceased operations in 2001.  Through the reverse merger transaction, LY Holdings exchanged 100% of the equity of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of convertible preferred stock of Libra, and certain holders of debt securities of LY Holdings exchanged those securities for 3,242,533 shares of common stock of Libra.  As a result of these transactions, LY Holdings and the former holders of LY Holdings’ debt securities held approximately 69% and 11.5%, respectively, of Libra’s then outstanding common stock on a fully-diluted, as-converted basis, and Libra held all of the equity of Lightyear LLC.

Upon completion of the reverse merger transaction, Libra began operating Lightyear’s business of providing telecommunications services. On April 12, 2010, Libra was renamed “Lightyear Network Solutions, Inc.”

            The reverse merger transaction has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, with Lightyear LLC being treated as the acquiring company for accounting purposes.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Lightyear LLC and were recorded at the historical cost basis of Lightyear LLC.  Reports filed by Libra prior to February 2010 do not reflect our current operations.

On October 1, 2010, LNSI, along with its wholly-owned subsidiary, SouthEast, purchased the business assets of SouthEast Telephone, Inc. (“SETEL”), a Kentucky corporation, from SETEL’s bankruptcy estate for approximately $9.3 million, consisting of approximately $0.4 million in cash, 200,000 shares of LNSI common stock, valued at approximately $1.0 million, and the assumption of $7.9 million of liabilities, which includes approximately $4.3 million of indebtedness and capital lease obligations.

Operations

We sell our services through our direct sales force and agents.

Direct Sales

Our direct sales force focuses on selling our services to residential and small office/home office customers and currently has approximately 6,500 representatives nationwide.  Direct sales accounted for approximately 16% of our revenue for the year ended December 31, 2010.

Direct sales representatives execute a non-exclusive representative agreement with no geographic restriction and a one-year term, renewable annually.  Representatives pay a nominal fee to be our representative and are compensated based on the customers and other representatives that they bring to Lightyear. Representative agreements contain non-solicitation provisions designed to prevent representatives from moving Lightyear end users to different carriers and from soliciting other Lightyear representatives.

Agents

Our agents range from one-person shops to large, multi-office companies.  Agents use relationship sales efforts to increase distribution of our products to the small-to-medium-sized business market.  Agents serve as telecom consultants for their customers who often lack the budgetary means to employ personnel to manage their telecom resources.  As of December 31, 2010, we had approximately 150 authorized agents. Our agents accounted for approximately 84% of our revenue the year ended December 31, 2010.

Agents execute agreements with us, providing for them to earn one-time up-front payments and monthly commissions based on the type of service sold and the length of the term of the agreement. Agent agreements are non-exclusive and contain no geographic restrictions; however, the agreements contain non-solicitation provisions designed to prevent agents from moving Lightyear end users to a different carrier.  Agent agreements are typically for a three to five-year term and are subject to termination if the agent fails to follow our policies and procedures or if the agent fails to satisfy a certain revenue target.

Products and Services

We offer a broad range of telecommunications products for both residential and business customers including:

•	Switched and dedicated long distance
•	Local phone service
•	VoIP
•	DSL
•	Integrated Access services
•	Frame Relay
•	Nationwide Internet access (dial-up and dedicated access)
•	Web hosting and development services
•	Call analysis software for customized billing reports
•	Multimedia conferencing services
•	Direct Sales services for organizations who wish to sell telecom products within a private label program
•	Wireless telephones and comprehensive service plans offered through our wholesale agreements.

Telecommunications Services Agreements

We have maintained a telecommunications service agreement (the “TSA”) and a digital service agreement (collectively with the TSA, the “Service Agreements”) with Verizon since 1994 for switched services, data services and other associated services, including most of the products which we provide, as listed above.  Each of the Service Agreements has been amended multiple times, primarily for the purpose of updating available calling or usage rates, but also for purposes of changing the provisions of those documents relating to such items as: increasing purchase minimums, including additional products offered and extending their terms.

We maintain a modified services agreement (the “MSA”) with Verizon which until we reached the agreement milestone of $140.0 million, as explained below, required  us to obtain at least 70% of our telecommunications services from Verizon (to the extent such services are offered by Verizon) under the terms of the Service Agreements. Under the MSA, as amended on November 15, 2005, we may terminate the MSA when we have paid Verizon $140 million for services provided under the Service Agreements, beginning with services purchased in January 2004.  If we default under the MSA, Verizon has the right to modify our rates and charges on a prospective basis to the rates and charges generally offered to Verizon’s other wholesale customers.  As of December 31, 2010, total payments to Verizon under the MSA were approximately $145.0 million. We continue to purchase services from Verizon.

In November 2010, we entered an agreement with Sprint allowing us to work directly with Sprint to sell both pre-paid and post-paid wireless services utilizing the Sprint network.  Under this agreement, we may receive marketing allowances and sales credits if certain sales thresholds are satisfied.  We also maintain a wholesale agreement with ZefCom, LLC d/b/a Telispire (“Telispire”) that allows us to sell wireless services utilizing the Sprint and Verizon Wireless Networks.  Neither the Sprint nor Telispire agreement contains any minimum purchase requirements.

As part of the acquisition of the assets of SETEL (the “Sale Transaction”) on October 1, 2010, we assumed certain of SETEL’s agreements with BellSouth Telecommunications, Inc, d/b/a AT&T of Kentucky (“AT&T”) and with Windstream Kentucky East, LLC (“Windstream”), described as follows:

Under the AT&T Interconnection Agreement, which terminates on February 12, 2014, the parties established terms for the provision of certain services and functions for the purpose of determining the rates, terms, and conditions for the interconnection of the parties’ telecommunications networks within the Commonwealth of Kentucky. Under the AT&T Commercial Agreement, which terminates on December 31, 2011, the parties established the rates, terms, and conditions under which local exchange services are provided to our customers.  We make weekly prepayments for services which are reconciled on a monthly basis.  The parties agreed to review the credit terms within twelve months of the Sale Transaction.  We maintain a deposit of $0.6 million with AT&T which covers both the AT&T Interconnection Agreement and the AT&T Commercial Agreement.

The Windstream Interconnection Agreement, which terminates on October 31, 2011, establishes terms for the provision of certain services and functions for the purpose of determining the rates, terms, and conditions for the interconnection of the parties’ telecommunications networks within certain areas in the Commonwealth of Kentucky.  The Windstream Commercial Agreement establishes the rates, terms, and conditions under which Windstream provides access to its switching capability which we in turn, use to provide local exchange service to our customers.  We maintain a deposit of $85,000 with Windstream covering both the Windstream Interconnection Agreement and the Windstream Commercial Agreement.

Customers

Our customers range from residential customers to large businesses.  Our target customers are small to medium sized businesses, often with multiple locations with average monthly telecom billings of approximately $500 to $1,000.  In addition, we market our services to residential customers with average billings of $50 per month, using our local service, long distance, calling card and VoIP services, as well as VoIP hardware under the brand Lightyear XStream.  We market our wireless telephone voice and data services to business and residential customers as well as to large enterprise customers with average monthly billings of approximately $75 per wireless unit.

Vendor Companies

We work with a number of companies to provide products and services to our customers.  We have relationships with: Verizon, AT&T, Sprint, Windstream, XO Communications, Level 3, Qwest, Paetec and Cisco.

These vendor agreements do not in general contain material minimum purchase requirements and generally provide that the vendor can change the rates charged upon 30 days or 60 days notice to us.

Regulatory Matters

We are regulated by the FCC as a non-dominant carrier subject to regulation under the Communications Act of 1934, as amended, with respect to our interstate services, including the use of our local phone lines and Integrated Access services to originate or terminate interstate long-distance calls for other carriers. The FCC requires all telecommunications service providers, including non-dominant carriers such as Lightyear, to maintain authorizations to provide or resell domestic long distance and international services. In most states, we may not begin to provide local and intrastate telecommunications services until we obtain a certificate of public convenience and necessity from the state public utility commission and comply with applicable state regulations, including, in most states, the requirement to file tariffs setting forth our terms and conditions for providing services. Several of the states in which we operate require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. The FCC also prohibits carriers from selling, assigning, or transferring control of their interstate and international operating authorizations without its prior approval. In addition, our direct sales efforts are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States.

Acquisition and Organic Growth Strategy

We intend to increase our revenue and earnings via a combination of organic and acquisition growth.  We intend to grow organically by expanding our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and enhancements to our wireless, VoIP and data products lines which complement our history of selling landline services.

We intend to acquire small to mid-sized competitors and thereby aggregate revenue, and increase earnings through the elimination of duplicate costs. Each series of acquisitions will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

•	Accretive to earnings in the first year;
•	Trained technical staff meeting our internal requirements and the requirements of our customers; and,
•	Strategic locations throughout the US where we have and/or anticipate significant demand for our service offerings.

We anticipate entering into non-binding letters of intent with target candidates to set forth the basic business terms of potential acquisitions, which will usually be subject to various closing conditions, including due diligence, the negotiation of definitive acquisition documents, regulatory consents and other customary matters.  Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

We are currently in the process of building out our network in selected service areas to reduce our dependency on other carriers and increase our gross margins.  The network build-out is expected to provide us with the ability to increase gross margins on our existing customer base, as well as new customers in those service areas.  We do not intend to build out our network throughout our total service area at this time, but will select those areas where we believe we can maximize our return on capital investment.

Competition

The telecommunications industry is very competitive. In general, we compete with national facilities-based and non-facilities based telecom service providers, wireless and otherwise, and their pre-paid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators (MVNOs), VoIP service providers and traditional landline service providers.

 In the wireless segment we compete with regional and national providers including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless, all of which sell products and services to consumers in our markets.

Employees

As of December 31, 2010, we employed 218 people on a full-time basis. No employees are covered by a collective bargaining agreement.

Intellectual Property

We maintain various intellectual properties, including technology, trade secrets, copyrights and trademarks in the United States.  The Lightyear and SouthEast name and logo are registered trademarks.

Website

We maintain a website at www.lightyear.net. The reference to this web address does not constitute incorporation by reference of the information contained at this site, should not be deemed to constitute a part of this filing, and should not be relied upon in any manner whatsoever by any potential investor.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of Lightyear Common Stock could decline, and shareholders may lose all or part of their investment.

In this discussion of the “Risks Related To Lightyear’s Business And Financial Condition,” unless otherwise noted or required by the context, references to “us,” “we,” “our,” “Lightyear,” “the Company,” and similar terms refer to Lightyear Network Solutions, Inc. and its wholly owned subsidiaries, Lightyear Network Solutions, LLC, and SE Acquisitions, LLC d/b/a SouthEast Telephone.

Risks Related to Lightyear’s Business and Financial Condition

Lightyear has Experienced Net Losses, and May Not Be Profitable in the Future.

Lightyear’s business has incurred significant losses since inception.  We may continue to incur losses in the current year and possibly thereafter.  Such losses would likely have an adverse effect on shareholders’ equity and working capital.

Because of the various risks and uncertainties associated with our business, Lightyear cannot predict the extent of any future losses or when it will become profitable, if at all.  Unless Lightyear can secure financing or become profitable, Lightyear may be forced to cease operations or to seek insolvency protection.

To Fund Its Working Capital Deficiency and Capital Expenditures, Lightyear Will Require a Significant Amount of Cash, and the Ability to Generate Cash Depends on Many Factors beyond Lightyear’s Control.

Lightyear’s ability to fund its working capital deficiency and capital expenditures will depend upon future operating performance and on the ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Lightyear’s control. The business may not generate sufficient cash flow from operations, and future borrowings may not be available in amounts sufficient to enable Lightyear to fund its liquidity needs. If the cash flow from operating activities is insufficient, Lightyear may take actions, such as delaying or reducing capital expenditures, selling assets or operations or seeking debt financing or additional equity capital. Any or all of these actions may be insufficient to allow Lightyear to fund its capital needs. Further, Lightyear may be unable to take any of these actions on commercially reasonable terms, or at all.  If Lightyear is unable to fund its working capital needs, Lightyear may be forced to cease operations or to seek insolvency protection.

Recent Disruptions in the Financial Markets Could Affect Lightyear’s Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All), and Could Have Other Adverse Effects.

Lightyear will need to raise significant capital to finance business expansion activities.   Our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have in the past three years experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the ability to access debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly to raise capital through the issuance of other equity securities.  Any of these risks could impair Lightyear’s ability to fund operations or limit its ability to expand its business, which could have a material adverse effect on financial results.

Lightyear’s Strategy of Growth Through Acquisitions May Be Subject to Serious Setbacks and May Be More Expensive or Time-Consuming Than Expected.

Lightyear currently plans to expand its business and revenue sources through a series of acquisitions. Acquisitions are subject to serious legal and operational risks, including the inability of the acquirer to combine the target’s business with its own in an efficient manner, the assumption of liabilities (whether known or unknown, disclosed or undisclosed) of the target and the incurrence of substantial transaction costs.  Changing market conditions may require Lightyear to pay more money for prospective target companies than currently anticipated and regulatory clearances and other issues may result in the acquisitions taking more time than currently projected.

Lightyear’s Revenues for VoIP and Wireless Services are Subject to Third Party Obligations Which are Likely to Reduce Lightyear’s Profitability.

In consideration of their lending funds to LY Holdings for investment in Lightyear’s VoIP and wireless services products, LY Holdings and Lightyear LLC executed letter agreements with certain of the LY Holding Members  providing for, in addition to principal and interest payments on LY Holdings’ accompanying notes, an amount each month equal to 4.0% of the gross commissionable monthly revenue from the sales of VoIP service offerings and 3.0% of the gross commissionable monthly revenue from the sales of wireless service offerings.   The wireless letter agreements have terms of ten years, beginning in 2008, and the VoIP letter agreements have terms of ten years, beginning in 2004, unless such agreements are terminated early due to a sale of all or substantially all of LY Holdings.  Upon an early termination event, Lightyear LLC would be obligated to pay the respective LYH Member a termination fee in the amount totaling the sum of the payments under each contract for the immediately preceding twelve full months.

Lightyear May Not Be Successful in Increasing Its Customer Base Which Would Negatively Affect Its Business Plans and Financial Outlook.

Lightyear’s growth generally reflects general economic trends in customer activity, promotional activity, competition in the telecommunications market, pace of new product launches, and varying national economic conditions. Lightyear’s current business plans assume that it will increase its customer base over time, providing Lightyear with increased economies of scale. If Lightyear is unable to attract and retain a growing customer base, its current business plans and financial outlook may be harmed.

Lightyear Is the Holder of Debt Instruments from LY Holdings in the Aggregate Amount of Approximately $13 Million That May Not Be Collectible and Is Obligated on a Promissory Note to Sullivan.

Lightyear holds debt securities issued by LY Holdings, its majority owner.  LY Holdings has no significant assets other than Lightyear equity.  If LY Holdings is unable to pay principal and interest when due, then the LY Holdings promissory notes may have a fair market value of significantly less than their principal amount of approximately $13.0 million and may be uncollectible in the ordinary course of business, if at all.

Additionally, Lightyear is obligated to make payments of principal and interest to Sullivan under the agreement between Sullivan and Lightyear in exchange for the promissory note issued by LY Holdings.  These payments represent a significant cash expenditure for Lightyear.  If Lightyear defaulted on these payments, payment of the accelerated indebtedness would have a significant adverse impact upon Lightyear’s cash reserves and could affect Lightyear’s ability to fund its operations.

As a result of the substantial indebtedness owed to Sullivan, Sullivan may be able to exert disproportionate influence over the Lightyear’s activities and operations.

Officers, Directors and Affiliated Entities Have Substantial Influence over Lightyear’s Affairs, and Ownership of Lightyear’s Direct Parent Is Highly Concentrated.

Lightyear’s directors and entities affiliated with its directors in the aggregate beneficially own a majority of the equity of Lightyear. These individuals have direct influence over all matters requiring approval by Lightyear’s shareholders. These individuals will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Lightyear’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

Lightyear’s Business Could Be Adversely Affected By General Economic Conditions; If Lightyear Experiences Low Rates of Customer Acquisition or High Rates of Customer Turnover, Its Ability to Become Profitable Will Decrease.

Business could be adversely affected in a number of ways by general economic conditions, including interest rates, consumer credit conditions, unemployment and other macro-economic factors. The economic slowdown that began in the last quarter of 2007 may also affect Lightyear’s ability to gain new customers or the ability of existing customers to pay for their service. In addition, Lightyear’s rate of customer acquisition and turnover may be affected by other factors, including the size of its calling areas, network performance and reliability issues, handset or service offerings (including the ability of customers to cost-effectively roam onto other wireless networks), customer care concerns, phone number portability, and other competitive factors. A high rate of customer turnover or low rate of new customer acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of customers required to sustain the business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Increasing Competition Could Have a Material Adverse Effect on Demand for the Products and Services Offered by Lightyear.

The telecommunications industry is very competitive. In general, Lightyear competes with national facilities-based wireless providers and their prepaid affiliates or brands, local and regional carriers, non-facilities-based mobile virtual network operators, VoIP service providers and traditional landline service providers.

Many of these competitors often have greater name and brand recognition, access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, larger competitors may be able to purchase equipment, supplies and services at lower prices than Lightyear can.

These competitors may also offer potential customers more features and options in their service plans than those currently provided by Lightyear, as well as new technologies and/or alternative delivery plans.

These competitive offerings could adversely affect Lightyear’s ability to maintain pricing and increase or maintain market penetration and may have a material adverse effect on financial results.

Failure to Keep Pace with Rapidly Changing Markets for Wireless Communications would Significantly Harm Lightyear’s Business.

The technology and markets for wireless communications services change rapidly.  Lightyear’s success depends, in part, on its ability to respond and adapt to change.  Lightyear may be unable to compete effectively under, or adjust its contemplated plan of development to meet, changing market conditions.  Lightyear cannot guarantee that it will be able to implement its strategy or that its strategy will be successful in these rapidly evolving markets.  The markets for wireless communications services are also marked by the continuous introduction of new products and services and increased capacity for services similar to those Lightyear provides.  Technological advances may also increase the efficiency of existing products or services.  If a technology becomes available that is more cost-effective or creates a superior product, Lightyear may be unable to access this technology or finance the necessary substantial capital expenditures that may be required.  Lightyear’s technology may be rendered less profitable or less viable by existing, proposed or as yet undeveloped technologies.  Lightyear cannot guarantee that it will have the financial and other resources available to compete effectively against companies possessing such technologies. Lightyear cannot guarantee that it can adapt to technological changes or offer products or services on a timely basis to establish or maintain a competitive position.

If Lightyear Is Unable to Manage Planned Growth, Its Operations Could Be Adversely Impacted.

If Lightyear’s acquisition plan is successful, Lightyear will experience growth in the future in existing and new markets. The management of such growth will require, among other things, continued development of financial and management controls and management information systems, stringent control of costs and handset inventories, diligent management of network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. In addition, continued growth will eventually require the expansion of billing, customer care and sales systems and platforms, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion. Furthermore, the implementation of any such systems or platforms, including the transition to such systems or platforms from existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage expected growth and development, to enhance processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on Lightyear’s business, financial condition and results of operations.

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm The Business.

Lightyear’s success depends heavily on the contributions of its employees and on attracting, motivating and retaining officers and other management and technical personnel. If we are unable to attract and retain the qualified employees that we need, the business may be harmed. The loss of key individuals in the future may have a material adverse impact on Lightyear’s ability to effectively manage and operate its business.

Risks Associated With Wireless Handsets Could Pose Product Liability, Health and Safety Risks That Could Adversely Affect Lightyear’s Wireless Business.

Lightyear does not manufacture the handsets or other equipment that it sells and generally relies on its suppliers to provide it with safe equipment. Lightyear’s suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets it sells meet the regulatory safety criteria, Lightyear could be held liable, along with the equipment manufacturers and suppliers, for any harm caused by products it sells if such products are later found to have design or manufacturing defects. Lightyear generally has indemnification agreements with the manufacturers who supply it with handsets to protect it from direct losses associated with product liability, but it cannot guarantee that it will be fully protected against all losses associated with a product that is found to be defective.

Lightyear Relies Heavily on Third Parties to Provide Specialized Services, so a Failure by Such Parties to Provide the Agreed Upon Services Could Materially Adversely Affect our Business, Results of Operations and Financial Condition.

Lightyear depends heavily on suppliers and contractors with specialized expertise in order to efficiently operate its business. If key suppliers, contractors or third-party agents fail to comply with their contracts, fail to meet performance expectations or refuse or are unable to supply Lightyear in the future, business could be severely disrupted. Because of the costs and time lags that can be associated with transitioning from one supplier to another, business could be substantially disrupted if Lightyear were required to replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse affect on Lightyear’s business, results of operations and financial condition.

System Failures Could Result in Higher Churn, Reduced Revenue and Increased Costs, and Could Harm Lightyear’s Reputation.

Lightyear’s technical infrastructure (including functions such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at its facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of services and cause network service interruptions. If any of the above events were to occur, Lightyear could experience higher churn, reduced revenues and increased costs, any of which could harm its reputation and have a material adverse effect on business.

Lightyear and Its Suppliers May Be Subject to Claims of Infringement Regarding Telecommunications Technologies That Are Protected By Patents and Other Intellectual Property Rights.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against Lightyear or its suppliers from time to time based on general business operations, the equipment, software or services that are used or provided, or the specific operation of Lightyear’s wireless networks.  Lightyear generally has indemnification agreements with the manufacturers, licensors and suppliers who provide it with the equipment, software and technology that it uses in its business to protect it against possible infringement claims, but Lightyear cannot guarantee that it will be fully protected against all losses associated with infringement claims. Lightyear’s suppliers may be subject to infringement claims that could prevent or make it more expensive for them to supply Lightyear with the products and services required to run Lightyear’s business.

If Lightyear Experiences High Rates of Credit Card, Subscription or Dealer Fraud, Its Ability to Generate Cash Flow Will Decrease.

Lightyear’s operating costs can increase substantially as a result of customer credit card, subscription or dealer fraud. Lightyear has implemented a number of strategies and processes to detect and prevent efforts to defraud it, and it believes that its efforts will substantially reduce these types of fraud.  However, if its strategies are not successful in detecting and controlling fraud in the future, the resulting loss of revenue or increased expenses could have a material adverse impact on Lightyear’s financial condition and results of operations.

Federal and State Telecommunications Regulations May Limit Lightyear’s Business Flexibility and Increase Costs.

Lightyear is regulated by the FCC as a non-dominant carrier subject to regulation under the Communications Act of 1934, as amended, with respect to its interstate services, including the use of its local phone lines and Integrated Access services to originate or terminate interstate long-distance calls for other carriers. The FCC requires all telecommunications service providers, including non-dominant carriers such as Lightyear, to maintain authorizations to provide or resell domestic long distance and international services. The FCC generally has the power to modify or terminate a carrier’s authority to provide domestic long distance or international services for failure to comply with federal laws or FCC regulations and may impose fines or other penalties for violations. In addition, the FCC maintains jurisdiction to act upon complaints filed against any telecommunications service provider for failure to comply with statutory or regulatory obligations.

In most states, Lightyear may not begin to provide local and intrastate telecommunications services until it obtains a certificate of public convenience and necessity from the state public utility commission and complies with applicable state regulations, including, in most states, the requirement to file tariffs setting forth Lightyear’s terms and conditions for providing services. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations.

Both the FCC and the state public utility commissions have the legal authority to regulate Lightyear’s prices for telecommunications services within their respective jurisdictions. In practice, because the services Lightyear offers generally are competitive, pricing is usually not restricted by regulators. However, the FCC and several states have adopted rules prohibiting Lightyear from increasing its prices for some services above the levels charged by the incumbent local telephone companies for the same services.

Both the FCC and the state public utility commissions typically require Lightyear to file periodic reports, pay various regulatory fees and assessments, and comply with regulations governing service quality, billing, consumer protection and other similar issues. Because complying with these regulations can be costly and burdensome, the imposition of new regulations by the FCC or in a particular state may adversely affect the profitability of Lightyear’s services.

Several of the states in which Lightyear operates require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. The FCC also prohibits carriers from selling, assigning, or transferring control of their interstate and international operating authorizations without its prior approval. Some states also regulate a carrier’s issuance of securities, incurrence of debt, or pledges of security in support of such debt. These requirements can delay, and increase the cost to complete, various financing transactions, including future stock or debt offerings, the sale of part or all of the regulated business, or the acquisition of assets and other entities to be used in the regulated business.

The regulatory framework under which Lightyear operates is subject to change by new federal or state legislation, regulatory agency decisions, and court rulings. Changes in regulation could affect Lightyear’s ability to raise or lower prices, to introduce new services, or to enter new markets, as well as affecting the cost of the underlying services that Lightyear resells and the prices for regulated services offered by larger carriers against which Lightyear competes. Also, compliance with changes in regulation may increase Lightyear’s cost of operations. Any of these factors may affect Lightyear’s profit margins in ways that are impossible to predict.

Lightyear’s revenue could be adversely affected by access reform at either the Federal or State level.

SouthEast falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (“CLEC”) because its entire service area falls within rural markets.  Because SouthEast meets the standards of this definition, it is permitted to charge a premium “rural exempt” rate for interstate switched access services.  On February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking involving immediate and comprehensive reform relating to inter-carrier compensation.  SouthEast is filing comments in the case.  If the rural exemption is affected by this case in any way, it could have a direct adverse affect on Lightyear’s revenue.

In addition, the Kentucky Public Service Commission initiated a proceeding regarding access reform in November of 2010.  The current SouthEast intrastate rates are based on the costs of providing telecommunications services to rural areas.  The PSC established the above mentioned administrative case to examine the intrastate access rates of all local exchange carriers.  If the PSC determines that the intrastate access rates are excessive and revises the methodology for charging access rates, Lightyear’s revenue could be adversely affected.  SouthEast has filed comments in the proceeding. The matter is moving forward, but there is no time frame for when the case will be resolved.

Lightyear Relies on Other Carriers to provide it with Critical Parts of its Network under a Regulatory Framework that May Change.

Lightyear purchases a majority of its services and facilities from other telecommunications carriers to resell to its customers. In some cases, Lightyear depends on existing laws and regulations that require incumbent local exchange carriers to provide particular services and facilities to competitive carriers and that control the prices that the incumbent carriers may charge for these services. Regulatory developments may reduce the extent to which incumbent carriers are required to lease these network facilities to Lightyear or may permit incumbent carriers to increase the prices they charge for such lines or impose unacceptable terms and conditions. Changes in law or regulation could limit or terminate Lightyear’s affordable access to the network components it needs to provide voice and data services.

Failure to Comply with Laws or Regulations Could Result in Fines and Harm Lightyear’s Financial Condition.

The FCC has established a universal service subsidy regime known as the “Universal Service Fund,” which provides subsidies for the provision of telecommunications and information services to rural and other high-cost areas. Providers of interstate telecommunications services such as Lightyear must pay contributions that fund these subsidies. The FCC currently assesses Universal Service Fund contributions based on a percentage of each telecommunications provider’s projected interstate and international telecommunications gross revenue from sales to end users. Carriers are permitted to pass through their Universal Service Fund contribution assessment to their customers in a manner consistent with FCC billing regulations. The FCC also imposes other periodic fees based on revenue on carriers like Lightyear.

The FCC is addressing ways to revise the manner in which carriers are required to make contributions to the Universal Service Fund.  The proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. In addition, various states maintain, or are in the process of implementing, their own universal service programs. Rising universal service obligations may increase Lightyear’s overall costs. Further, if the FCC were to determine that Lightyear has not properly reported its gross revenues from telecommunication services or has not paid all universal service contributions for which it is liable, Lightyear could be subject to substantial penalties and fines.

In July 2008, the Enforcement Bureau of the FCC notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of regulatory fees since January 2005.  Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees.  Lightyear has not received a response from the FCC. Lightyear believes that it has paid all applicable regulatory fees.

Federal regulations protect the privacy of certain subscriber data that telecommunications carriers such as Lightyear acquire in the course of providing their services. This information is referred to as “Customer Proprietary Network Information,” or “CPNI,” and includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. FCC rules require all telecommunications carriers to adopt safeguards to prevent unauthorized release of customer information and impose restrictions on the use of CPNI for marketing purposes. Federal regulations also require Lightyear to provide certain technical capabilities in its network, including its VoIP services, to enable law enforcement agencies to monitor communications using its services when authorized by a subpoena or other court order. If Lightyear is unable to comply with a law enforcement agency's request for network access, or for specific information about communications using its services, due to its failure to maintain the required technical capabilities, it could be subject to FCC enforcement action and potential financial penalties.

Lightyear is also required to comply with various other FCC regulations affecting its services, such as rules prescribing the manner and form of its bills. A violation of any of these regulatory requirements by Lightyear could subject it to significant fines or other regulatory penalties, up to and including the revocation of its ability to provide services as a telecommunications carrier.

Lightyear’s E-911 VoIP Calling Services May Expose it to Significant Liability.

Lightyear’s E-911 calling service for its VoIP services is different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need.

The FCC has issued several orders and regulations since 2005 requiring VoIP providers to ensure their customers receive emergency services and E-911 services.  Lightyear utilizes a nationally recognized third-party provider to furnish emergency services and E-911 services to its VoIP customers and Lightyear believes that it is in compliance with all applicable orders and regulations related to providing emergency services and E-911 services. However, failure to comply with FCC regulations requiring provision of E-911 emergency calling could subject Lightyear to fines and penalties, including disconnection of our service to certain customers and prohibitions on marketing of our services and accepting new customers in certain areas.  Lightyear may also be liable directly to customers for failures of emergency calling services.

Inability to Retain Existing Independent Agents and Representatives and to Recruit Additional Agents and Representatives Could Result in Flat or Decreasing Revenue.

Lightyear distributes almost all of its products through independent agents and representatives and it depends on them to generate virtually all of Lightyear’s revenue. Agents and representatives that have committed time and effort to build a sales organization will generally stay for longer periods.  There is a high rate of turnover among Lightyear’s representatives which is characteristic of the Direct Sales business, and Lightyear has experienced periodic declines in both active agents and representatives in the past.  As a result, in order to maintain sales and increase sales in the future, Lightyear needs to continue to retain existing agents and representatives and recruit additional agents and representatives to increase Lightyear’s revenue.

Improper Agent or Representative Actions in Violation of Laws or Regulations Could Harm Lightyear’s Business.

 Agent and representative activities in Lightyear’s existing markets that violate governmental laws or regulations could result in governmental actions against Lightyear in markets where it operates, which would harm Lightyear’s business.  Lightyear’s agents and representatives are not employees and act independently of Lightyear. Lightyear implements strict policies and procedures to ensure its agents and representatives will comply with legal requirements. However, given the size of Lightyear’s agent and representative force, Lightyear does experience problems with agents and representatives from time to time, which could result in a material adverse effect on Lightyear’s business and results of operations.

Changes to Lightyear’s Compensation Arrangements with its Agents and Distributors Could Harm Agent and Representative Productivity.

Lightyear modifies components of its compensation plan from time to time in an attempt to keep its compensation plan competitive and attractive to existing and potential agents and representatives, to address changing market dynamics, to provide incentives to agents and representatives that Lightyear believes will help grow the business, and to address other business needs. Because of the size of Lightyear’s agent and representative force and the complexity of Lightyear’s compensation plans, it is difficult to predict whether such changes will achieve their desired results.

Adverse Publicity Could Harm Lightyear’s Business and Reputation.

The size of Lightyear’s distribution force and the results of Lightyear’s operations can be particularly impacted by adverse publicity regarding Lightyear, the nature of Lightyear’s agent and representative network, Lightyear’s products or the actions of Lightyear’s agents or representatives. Specifically, Lightyear is susceptible to adverse publicity concerning:

•	Suspicions about the legality and ethics of network marketing;
•	Regulatory investigations of Lightyear or its competitors;
•	The actions of Lightyear’s current or former agents or representatives; and
•	Public perceptions of direct selling business generally.

Failure of Lightyear’s Network Marketing Program to Comply with Laws and Regulations in One or More Markets Could Prevent Lightyear from Conducting  its Business in those Markets.

Lightyear’s direct sales/network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States. Lightyear is subject to the risk that, in one or more markets, its direct sales/network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where Lightyear believes that its network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, Lightyear is subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of Lightyear’s network marketing program to comply with current or newly adopted regulations could negatively impact Lightyear’s business in a particular market or in general.

 Lightyear is also subject to the risk of private party challenges to the legality of its network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, resulting in monetary damages and injunctive relief.

Lightyear May Be Held Responsible for Taxes and Assessments Relating to the Activities of Its Agents and Representatives.

Lightyear’s agents and representatives are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on Lightyear to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, Lightyear is subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to Lightyear’s agents and representatives. If local laws and regulations or the interpretation of local laws and regulations change to require Lightyear to treat its independent agents and representatives as employees, or if Lightyear’s agents or representatives are deemed by local regulatory authorities in one or more of the jurisdictions in which Lightyear operates to be employees rather than independent contractors under existing laws and interpretations, Lightyear may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm Lightyear’s financial condition and operating results.

Current Insurance May Not Provide Adequate Levels of Coverage Against Claims.

Lightyear currently maintains insurance customary for businesses of its size and type. However, there are types of losses Lightyear may incur that cannot be insured against or that Lightyear believes are not economically reasonable to insure. Such damages could have a material adverse effect on Lightyear’s business and results of operations.

Risks Relating To Ownership of Lightyear Common Stock.

There May Not Be a Public Market for Lightyear Common Stock.

There is not and has never been an active trading market for Lightyear Common Stock.  Currently Lightyear Common Stock trades on the over-the-counter market (OTC) and is very thinly traded.  A trading market may never develop in Lightyear Common Stock.  Investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

Lightyear’s Business Is Subject to the Reporting Requirements of the Federal Securities Laws.

Lightyear is a public reporting company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders cause business expenses to be higher than they would be if the business were privately-held.

The Sarbanes-Oxley Act and rules implemented by the SEC require us to maintain certain corporate governance practices as a public company.   Furthermore, Lightyear must maintain sufficient internal accounting and disclosure controls under the Sarbanes-Oxley Act.  If Lightyear is unable to comply with the corporate governance and internal controls requirements of the Sarbanes-Oxley Act, then it may not be able to obtain the independent accountant certifications required by such act, which may preclude Lightyear from keeping its filings current with the SEC.

Shares eligible for future sale and vesting of warrants may adversely affect the market price of our Common Stock.

Under  Rule 144(i)(2), Lightyear' stockholders can commence selling significant amounts of shares into the market one year after the filing of "Form 10" information with the SEC as long as the other requirements of Rule 144(i)(2) are met.  While affiliates would be subject to volume limitations under Rule 144(e), which is one percent of the shares outstanding as shown by our then most recent report or statement published, nonaffiliates would then be able to sell their stock without volume limitations.  If Lightyear's current stockholders seek to sell substantial amounts of common stock in the public market upon expiration of any required holding period under Rule 144, it could create a circumstance commonly referred to as "overhang," which could cause the market price of Lightyear's common stock to decrease substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for Lightyear to raise additional financing in the future through sale of securities at a time and price that Lightyear deems acceptable. The date on which current shareholders can sell a substantial amount of shares of Lightyear Common Stock into the public market is the one year anniversary of the date on which all Form 10 information was filed with the SEC (we have determined that March 31, 2010 is the date on which all Form 10 information was filed), which would then allow sales under Rule 144.  The number of shares of Lightyear’s common stock which would become available for resale under Rule 144 on March 31, 2011 is approximately 13.2 million shares.

Lightyear Common Stock may be subject to Penny Stock Rules, which could affect Trading.

As long as the trading price of the Lightyear’s common stock is below $5 per share, the open-market trading of Lightyear’s common stock will be subject to the “penny stock” rules, unless Lightyear otherwise qualifies for an exemption from the “penny stock” definition.  The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets, excluding the value of the investor’s primary residence, in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if applicable, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of the Lightyear’s common stock, reducing the liquidity of an investment in Lightyear’s common stock and increasing the transaction costs for sales and purchases of Lightyear’s common stock as compared to other securities.

Securities Regulations May Limit the Number of Securities That May Be Registered Pursuant to the Exercise of Registration Rights by Investors.

Purchasers of Lightyear securities in previous offerings of securities have the right to demand registration of those securities.  Based upon the current interpretation of Rule 415 promulgated by the SEC under the Securities Act of 1933, as amended, it is not likely that we could register all such securities in a single registration, if all such holders demanded such registration.  As a result, holders of Lightyear securities may not be able to sell their securities in the public markets until the applicable holding period under Rule 144 has expired.

Because Lightyear was Formerly a Shell Company, Shares of Its Common Stock May Remain Indefinitely Restricted in the Hands of the Initial Investor.

Rule 144 is unavailable for the resale of securities of a former shell company unless (i) that company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, excluding Current Reports on Form 8-K, for the previous 12 months (the “Evergreen Provision”), and (ii) one year has elapsed since the company filed “Form 10 information” with the SEC.  Libra became a shell company on June 30, 1998 and ceased to be a shell company in the reverse merger transaction with Lightyear.

Lightyear filed Form 10 Information with the SEC on March 31, 2010 and, since that date, has satisfied the Evergreen Provision.  However, because the Evergreen Provision’s filing requirements are perpetual, if Lightyear failed to make such a filing or if our board or shareholders, as applicable, voted to take Lightyear private, securities issued by Lightyear since the date it became a shell would again become unavailable for the Rule 144 safe harbor.

Because some of Lightyear’s directors and executive officers are the Principal Members of LY Holdings, the Holder of the Lightyear Preferred Stock, they can Exert Significant Control over Lightyear’s Business and Affairs and Have Actual or Potential Interests that may Depart from those of Lightyear’s Other Stockholders.

Some of Lightyear’s directors and executive officers are the principal members of LY Holdings which holds all of the Lightyear Preferred Stock. The interests of such persons may differ from the interests of Lightyear Common Stockholders. As a result, in addition to their board seats and offices, such persons have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how Lightyear’s other stockholders may vote, including the following actions: (i) to elect or defeat the election of directors; (ii) to amend or prevent amendment of Lightyear’s Articles of Incorporation or By-laws; (iii) to effect or prevent a merger, sale of assets or other corporate transaction; and (iv) to control the outcome of any other matter submitted to our stockholders for vote.

Lightyear’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Lightyear, which in turn could reduce Lightyear’s stock price or prevent stockholders from realizing a premium over the stock price.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease approximately 75,000 square feet of an office building in Louisville, Kentucky which serves as our corporate headquarters.  We lease an office building in Pikeville, Kentucky for customer care and administrative functions.  The Pikeville lease provides us with an option to purchase the leased premises anytime during the term of the lease.  We also own five parcels of real property primarily used for parking and storage adjacent to the leased office space. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.  Legal Proceedings.

As of December 31, 2010, claims have been asserted against us which arose in the normal course of business.  While there can be no assurance, management believes that the ultimate outcome of these claims will not have a material adverse effect on our consolidated financial statements.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed and quoted on the OTC Bulletin Board under the symbol “LYNS.OB” since April 13, 2010.  From February 12, 2010 to April 13, 2010, our common stock was listed and quoted on the OTC Bulletin Board under the symbol LBAL.OB.  There is not an established public trading market for shares of our common stock, and, as a result, our common stock is thinly traded.  The high and low bid prices below may not reflect a true market value of shares of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board:

	High		Low
Fiscal Year 2009
First Quarter	$-		$-
Second Quarter	-		-
Third Quarter	-		-
Fourth Quarter	-		-

Fiscal Year 2010
First Quarter	$3.50	(1)	$3.50
Second Quarter	$5.75		$3.00
Third Quarter	$6.00		$1.50
Fourth Quarter	$4.77		$2.50

(1)	Reflects high and low bid prices beginning on February12, 2010, the date upon which our shares began to trade.

We have 298 holders of record of our common stock as of March 30, 2011.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock awards under our equity compensation plan as of December 31, 2010.  See “Executive Compensation – 2010 Stock and Incentive Compensation Plan” for a description of our equity compensation plan.

		Weighted-average	Number of securities
		exercise price of	remaining available for
	Number of securities	outstanding options	future issuance
	to be issued upon	(does not include	under equity
	exercise of	restricted	compensation plans
	outstanding options	stock awards)	(excluding securities
	(a)	(b)	reflected in column (a))
Equity compensation plans
approved by security holders	912,500	$4.04	71,266
Total	912,500	$4.04	71,266

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year covered by this report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) except as previously reported in a quarterly report on Form 10-Q or on a current report on Form 8-K.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Lightyear, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”), SE Acquisitions, LLC d/b/a SouthEast Telephone, a Kentucky limited liability company (“SouthEast”), provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services. Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company.

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 44 states.  We sell our products and services primarily through a distribution network of more than 350 authorized independent agents.

Lightyear provides service to approximately 60,000 customer locations as of December 31, 2010, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, as well as a nationwide distribution network through which additional new concentrations may be built, and resulting in higher margins.

We intend to increase Lightyear’s revenue and earnings via a combination of organic and acquisition based growth. The organic growth strategy is focused on our extensive network of independent agents and a growing number of creative marketing and incentive plans targeting higher margin products and multi-location customers.  In addition, new carrier relationships and enhanced wireless, VoIP and data products will complement our existing strengths in landline service products.  Our acquisition strategy is focused on identifying small to mid-sized companies that provide either products or services similar to those provided by Lightyear or ones that expand our product offering and/or geographic reach.  We maintain a disciplined approach to acquisitions such that potential acquisition candidates are expected to meet specific criteria including the following:

•	Accretive to earnings in the first year;
•	Accretive to cash flow, including amortization of the cost of capital, in the first 6 months following the acquisition;
•	Strategic locations throughout the US where Lightyear has and/or anticipates significant demand for its service offerings.

Lightyear’s management team and board of directors bring significant strengths to our ability to integrate and consolidate acquired companies and assets.  In addition, specific technologies have been developed to significantly facilitate such integrations.  An example is the Portal System, our proprietary Operation Systems Support system (“OSS”), a single point of entry for quoting new business, order entry, billing and collections, and communicating directly with our major suppliers.

On October 1, 2010, Lightyear and its wholly-owned subsidiary, SouthEast, completed the acquisition of the business assets of SETEL.  SETEL filed for bankruptcy under Chapter 11 in September 2009. SouthEast, with approximately 31,000 customer lines, provides us with voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.

Many of the unfavorable economic conditions and market pressures, including heightened competition, which affected our results of operations in 2009 continued into the year 2010. In mid 2009, we initiated an extensive evaluation of our product lines and product line performance. As a result of that evaluation, we determined we were experiencing poor collections on receivables related to our post-paid wireless product, resulting in significant bad debt expense.  The sales and marketing of that product were significantly scaled back as a result until a more robust pre-paid product could be developed and marketed, and our customer credit requirements were raised. Largely as a result of these actions, our provision for bad debt expense was reduced to $1.0 million for the year ended December 31, 2010 from $3.8 million for the year ended December 31, 2009. The pre-paid wireless plan has been continuously improved subsequent to its initial launch in June 2009 and revenues have reached approximately $0.5 million during the fourth quarter of 2010.

Our evaluation further revealed that our margins were being adversely affected by the sale of wholesale voice services. Accordingly, during 2009 and into 2010, we raised the prices on certain wholesale services, with the result that certain customers moved their traffic to another wholesale provider, resulting in a decrease of voice revenues to $15.6 million from $18.2 million for the years ended December 31, 2010 and 2009, respectively.

We also experienced a decline in our other services revenue as result of a decrease in web based products sales which are sold exclusively to our representatives. The revenue in web based product sales went to $0.9 million from $2.9 million for the years ended December 31, 2010 and 2009, respectively.  Our focus is to improve our sales efforts in the core telecommunication services as opposed to other services. In order to strengthen our overall sales efforts we added a new Vice President of Sales to our senior management group to increase focus on the sales of higher margin products.  In addition, we have initiated discussions with various carriers to begin the direct sale of their wireless products to increase wireless margins and broaden the array of wireless products that we offer.

Impact of SouthEast

Our acquisition of SouthEast provided us with additional network infrastructure that will enable us to lower our costs on our existing business.   From SouthEast alone, we expect to increase our annual revenues by over $22.0 million over the levels for the year ended December 31, 2010.  Furthermore, we have implemented steps that will enable us to lower our operating costs as a percentage of our revenues.   These steps have included the consolidation of back office and bill printing functions and the implementation of improved credit standards upon the granting of credit to our customers.

Results of Operations

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

Other Income (Expense)

•	Interest income – related parties represents interest earned on the First and Second LYH Notes (See discussion – Liquidity and Capital Resources – Overview);
•	Interest expense – related parties currently represents interest payable on the LNS Obligation and formerly on the loans payable to LY Holding;
•
Amortization of deferred financing costs represents the charging off of the costs associated with LY Holding’s convertible note and warrant offering, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;

•
Amortization of debt discount represents the charging off of the value of the conversion option of the notes and the related warrants, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;

•
Change in fair value of derivative liabilities represents the mark-to-market of the value of LY Holding’s derivative liabilities (various warrants and conversion options) through February 12, 2010. Through February 12, 2010, Lightyear bore the expense associated with interest expense, deferred financing costs, amortization of debt discount and change in the fair value of derivative liabilities because the related financings were conducted by LY Holding in order to fund Lightyear’s operations. On February 12, 2010, LY Holding forgave the intercompany indebtedness and assumed responsibility for the remaining expenses; and

•	Other expense – related parties represents the cost of the Settlement Agreement transaction.
•	Gain on bargain purchase, net, represents the net value of assets over liabilities and purchase paid for the acquisition of SETEL, net of taxes.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The table below summarizes the results of operations for the years ended December 31, 2010 and 2009.  The operating results of SouthEast, which represent activity from October 1, 2010 (the date of acquisition) through December 31, 2010, are shown separately in order to quantify the impact of the acquisition of SouthEast on consolidated results.

				Year Ended
				December 31,
	Year Ended December 31, 2010			2009
	Consolidated	SouthEast (a)	Lightyear LLC	Lightyear LLC
Revenues	$52,301,409	$7,737,639	$44,563,770	$55,428,836
Cost of revenues	35,088,629	5,111,998	29,976,631	36,854,436
Gross profit	17,212,780	2,625,641	14,587,139	18,574,400
Operating Expenses
Commission expense	5,379,218	222,516	5,156,702	5,271,317
Depreciation expense	575,642	357,093	218,549	464,507
Bad Debt expense	963,926	114,339	849,587	3,769,504
Transaction expense	753,898	-	753,898	-
Selling, general & administrative expense	12,457,458	1,820,760	10,636,698	12,736,744
	20,130,142	2,514,708	17,615,434	22,242,072
(Loss) Income from Operations	$(2,917,362)	$110,933	$(3,028,295)	$(3,667,672)

Revenues

Revenues were approximately $52.3 million and $55.4 million, respectively for the years ended December 31, 2010 and 2009, a decrease of $3.1 million or 6%.  The increase of $7.7 million resulting from the acquisition of SouthEast was offset by the $10.8 million or 19% decrease in previously existing business related to unfavorable economic conditions and continued market pressures, including heightened competition, as discussed above, as well as the shift away from lower margin revenue, such as our wholesale business, to sales programs that help us to capture higher margin, lower turnover revenue, such as dedicated local services. The following table presents our operating revenues by product category for the years ended December 31, 2010 and 2009.

				Year Ended
				December 31,
(dollars in millions)	Year Ended December 31, 2010			2009
	Consolidated SouthEast(a) Lightyear LLC			Lightyear LLC
Voice service	20.1	0.3	19.8	23.0
Local service	14.2	6.0	8.2	8.7
VoIP	4.0	-	4.0	4.7
Data services	5.0	1.0	4.0	4.8
Wireless services	2.8	-	2.8	6.7
Other services	6.2	0.4	5.8	7.5
TOTAL	52.3	7.7	44.6	55.4

Cost of Revenues

Cost of revenues for the year ended December 31, 2010 and 2009 amounted to approximately $35.1 million (67% of revenue) and $36.9 million (66% of revenue), respectively, a decrease of $1.8 million or 5%. The acquisition of SouthEast accounted for an increase of $5.1 million in cost of sales, offset by a decrease in cost of sales totaling $6.9 related to decreased revenues at Lightyear LLC. The decrease in Lightyear LLC cost of revenues was principally attributed to a decrease in revenue of $10.8 million.

Gross Margin

Gross Margins were approximately $17.2 million (33% of revenue) and $18.6 million (34%), respectively for the years ended December 31, 2010 and 2009, a decrease of $1.4 million or 8%, or a 1% decrease in the gross margin percentage.  Included within the change of margin dollars for the year, was an  increase of $2.6 million attributable to the  acquisition of Southeast which was offset by a reduction in margin dollars for Lightyear LLC, principally reflecting our transition to customers with greater credit quality and reduced customer turnover.   This customer transition has helped us to lower our operating costs, as we discuss below.

Operating Expenses – Lightyear LLC

Operating expenses related solely to Lightyear LLC decreased $4.6 million or 21% to $17.6 million from $22.2 million for the years ended December 31, 2010 and 2009, respectively. The decrease was primarily attributable to the $2.9 million decrease in bad debt expense, resulting from the shift from the highly uncollectible post paid wireless product to a prepaid wireless product. Selling, general and administrative expenses decreased by $2.1 million or 17% to $10.6 million from $12.7 million, primarily as a result of across the board salary reductions and headcount reductions within all of our departments, partially offset by an increase in professional fees associated with the Company becoming a publicly held entity and fees incurred in connection with the implementation of a stock compensation plan. Commission expenses decreased by $0.1 million or 2% to $5.2 million (12% of revenues) from $5.3 million (10% of revenues), primarily as a result of lower commissionable revenues. This decrease was offset by increases in commission expense as the revenue payments related to VoIP and wireless revenues to members of LY Holdings required under the Letter Agreements were waived in 2009, as well as increases related to payments earned by agents under a new bonus program. Depreciation and amortization expense decreased by approximately $0.3 million or 53% to $0.2 million from $0.5 million. Transaction expenses of $0.8 million in 2010 represent professional service costs associated with our reverse merger and our asset acquisition. Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income increased to $0.6 million from $0.1 million due to the recording of interest income on the First and Second LYH Notes.  Interest expense decreased $1.3 million or 68% to $0.6 million from $1.9 million, due principally to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses. Through the date of the reverse merger transaction, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash.  As of December 31, 2010, Lightyear had a cash balance of $1.0 million and a working capital deficit of $1.6 million.

Historically, Lightyear’s working capital has come from loans from LY Holdings. In connection with the reverse merger transaction with Libra, our debt and interest obligations to LY Holdings were extinguished. We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions over the past 18 months, all toward the goal of achieving positive cash flow from operations within the coming twelve months.

Currently, the significant items impacting Lightyear’s liquidity are aggregate notes and interest receivable from LY Holdings of $13.5 million (see items (a) and (b), below) and aggregate obligations and interest payable to Sullivan of $7.4 million.  LY Holdings’ principal assets are 10 million shares of Lightyear common stock and 9.5 million shares of Lightyear preferred stock, which are convertible into the same number of shares of common stock.

The notes and interest receivable from LY Holdings are reflected as contra-equity items, and reported within “Stockholders’ Deficiency” on the balance sheet. The obligations to Sullivan are reflected as non-current liabilities on the balance sheet.  These items are not reflected in the working capital deficit cited above.

(a)
These receivables due from LY Holdings include a $5.15 million note receivable (“First LYH Note”) and a related $0.2 million interest receivable as of December 31, 2010. The First LYH Note was contributed to Lightyear by the LY Holdings Convertible Debtholders in exchange for shares of our common stock, pursuant to the Exchange Transaction. The First LYH Note has a maturity date of December 31, 2011 and interest is payable at each quarter end, beginning June 30, 2010. On March 29, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until March 31, 2011, or such other date agreed upon by the parties. The obligations under the First LYH Note are secured by a subordinated security interest in certain assets of LY Holdings, specifically including its interests in Lightyear common stock and preferred stock.

(b)
The LY Holdings receivables also include a $7.75 million note receivable (“Second LYH Note”) and a related $0.4 million interest receivable as of December 31, 2010, both of which are reflected as contra-equity items on the balance sheet. The Second LYH Note was purchased by Lightyear pursuant to the Settlement Agreement. The Second LYH Note is a demand note. The obligations under this note are secured by a security interest in LY Holdings’ interests in Lightyear common stock and preferred stock and certain interests in LY Holdings, excluding Sullivan’s interest.

(c)
The amount payable to Sullivan which represents Lightyear’s consideration for the purchase of the Second LYH Note pursuant to the Settlement Agreement (“The LNS Obligation”) as of December 31, 2010, is $7.3 million plus an interest payable of $0.1 million.  On January 12, 2011, the Company repaid $1.0 million of the principal balance on the note.  Pursuant to the Second Amendment to the Settlement Agreement, effective February 7, 2011, the $1.0 million of the principal will be due on January 10, 2012, with the remainder of the principal, $5.3 million to be paid on January 20, 2013.

Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as, and if declared by our board of directors. If we fail to pay dividends on preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through December 31, 2010, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the our preferred stock. Cumulative undeclared dividends on our preferred stock at the rate of 8% per annum total $1.1 million or $0.115 per share at December 31, 2010.

Year Ended December 31, 2010 and 2009

Operating Activities

Net cash used in operating activities was $3.5 million for the year ended December 31, 2010 compared to $2.0 million for the year ended December 31, 2009. The amount used during the year ended December 31, 2010 was primarily due to a $1.9 million cash loss from operations (after non-cash adjustments), a $2.3 million reduction in accounts payable as a result of cash available from proceeds from financing activities, offset by a $0.8 increase in other operating liabilities. The amount used during the year ended December 31, 2009 was primarily due to a $1.1 million cash loss from operations (after non-cash adjustments), a $3.9 million increase in operating assets, primarily an increase in accounts receivable, partially offset by a $3.0 million increase in operating liabilities, primarily an increase in accounts payable and accrued interest, as a result of cash conservation measures.

Investing Activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2010 compared to $0.1 million for the year ended December 31, 2009.  The usage of cash during the year ended December 31, 2010 was attributable to $0.6 million for purchases of property and equipment, and $0.4 million for the purchase of SETEL net assets, offset by $0.8 million in cash acquired from the purchase of SETEL net assets.  The usage of cash during the year ended December 31, 2009 related to the purchase of property and equipment.

In connection with the SouthEast asset acquisition, we paid: (i) $0.4  million in cash to SETEL for SouthEast’s administrative and priority expenses; (ii) the assumption of certain liabilities, and, (iii) an aggregate of 200,000 shares of our common stock, par value $0.001 per share, valued at $1.0 million, to SETEL’s equity holders.  We also assumed approximately $4.3 million of SETEL’s secured debt. The cash amount of $0.4 million was paid with a portion of the cash acquired from SETEL.

Financing Activities

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2010 compared to $2.1 million for the year ended December 31, 2009. The cash provided by financing for the year ended 2010 included $3.9 million of net proceeds in connection with an equity private placement offering, $1.8 million of net proceeds received in connection with the issuance of convertible notes to LY Holdings and $1.0 million of proceeds from a new credit facility, offset by $1.2 million of repayments against the 2009 credit facility and the new 2010 credit facility.   In addition, we repaid $0.5 million and $0.2 million against the obligation to related party, and other obligations, respectively.

Potential Future Requirements and Sources of Liquidity

Partially aided by the addition of SouthEast, we expect our 2011 operating activities to be self sufficient from a cash perspective, but there can be no assurance that this objective will be met.  Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of our scheduled payment obligations, including the LNS Obligation

Off Balance Sheet Arrangements

As of December 31, 2010, we have provided irrevocable standby letters of credit, aggregating approximately $0.2 million to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2010 and December 31, 2009, these letters of credit had not been drawn upon.

On April 12, 2010, we completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of preferred stock to LY Holdings. See footnotes to the financial statements - Note B Reverse Merger, Exchange Transaction and Reorganization, for additional details.  Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by our board of directors. If we fail to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through December 31, 2010, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of its preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on our preferred stock. Accrued but unpaid dividends on our preferred stock at the rate of 8% per annum total approximately $1.1 million at December 31, 2010.

Critical Accounting Policies

Our significant accounting policies, including the assumptions, estimates and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Lightyear has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Our critical accounting policies include the following:

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $0.6 million and $1.4 million as of December 31, 2010 and 2009, respectively. We have established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Our policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Property and Equipment

Property and equipment is recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at fair value (See Note D -- Acquisition).  The cost of additions and substantial betterments to property and equipment is capitalized.   Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related payments is recorded as a liability. Depreciation of capitalized leased assets is computed on the straight-line method over the lesser of the term of the lease or its economic life. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value (See Note D -- Acquisition).  Intangible assets with definite lives include proprietary technology, covenants not to compete and customer and agent relationships.  Amortization is computed on a straight-line basis over the lives of the intangible assets.

Intangible assets with indefinite lives include VoIP licenses and trade names.  VoIP licenses provide us with certain rights in connection with our VoIP products.  We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our VoIP licenses.  We acquired the rights to the Lightyear and SouthEast trade names.  We have the effective ability to retain these exclusive rights permanently at a nominal cost.

Impairment of Long-Lived Assets

We have reviewed the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition

Telecommunications services income such as access revenue and usage revenue are recognized on the accrual basis as services are provided. In general, access revenue is billed one month in advance and is recognized when earned. Wireless handheld devices are sold at a discount when bundled with a long-term wireless service contract. We recognize the equipment revenue and associated costs when title has passed and the equipment has been accepted by the customer. We provide administrative and support services to our agents and pay commissions based on revenues from the agents’ accounts. Amounts invoiced to customers in advance of services are reflected as deferred revenues.

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

The accounting standards guidance provides for how taxes collected from customers and remitted to governmental authorities should be presented in the income statement. The guidance states that if taxes are reported on a gross basis (included as revenue) a company should disclose those amounts, if significant. We do not include excise and other sales related taxes in our revenues.

Income Taxes

Lightyear began being taxed as a corporation effective February 12, 2010, the date of our recapitalization.  Our subsidiaries are organized as limited liability companies, and have elected to be treated as disregarded entities for income tax purposes, with taxable income or loss passing through to Lightyear, the parent.   Prior to February 12, 2010, we were organized as a partnership for income tax purposes and all income tax attributes were passed up to the member of Lightyear LLC.

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.   As of December 31, 2010, we have recorded a valuation allowance for the amount of deferred tax assets that are not more than likely to be realized.

We account for uncertain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods and related disclosure.

We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2010. We file income tax returns with most states.

It is our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date.  For non-employees, the award is measured on the grant date and then non-vested amounts are remeasured at each financial reporting date.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, under ASC Topic 810 on Consolidation, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated.  The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on our consolidated financial statements.
In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods, and interim periods within those annual periods, beginning on or after June 15, 2010. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued new accounting guidance, under ASC Topic 805 on Business Combinations.  This standard clarifies the requirements for pro forma reporting on business combinations.  The amendment in this update specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this update enhances disclosure for material adjustments made to the pro forma earnings under the business combination.  This amendment is effective for business combinations which occurred in an annual reporting period beginning on or after December 15, 2010.  We expect this guidance to have an impact on the accounting for any future business acquisitions as of the effective date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Lightyear Network Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightyear Network Solutions Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightyear Network Solutions Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY

March 30, 2011

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2010	2009

Assets

Current Assets:
Cash	$1,009,209	$440
Accounts receivable, net	6,150,424	4,096,884
Vendor deposits	1,686,911	916,211
Inventories, net	333,555	214,257
Deferred financing costs, net	-	435,520
Deferred tax asset - current portion, net	56,939	-
Prepaid expenses and other current assets	2,287,875	801,952

Total Current Assets	11,524,913	6,465,264

Property and equipment, net	7,202,904	306,080
Deferred financing costs, net	-	77,235
Intangible assets, net	2,763,666	1,164,583
Other assets	311,482	282,725

Total Assets	$21,802,965	$8,295,887

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$7,160,116	$7,441,828
Interest payable - related parties	113,818	4,546,766
Accrued agent commissions	569,833	620,834
Accrued agent commissions - related parties	25,036	6,904
Deferred revenue	2,017,188	412,901
Other liabilities	1,886,224	1,332,686
Other liabilities - related parties	97,383	137,707
Short term borrowings	320,428	500,000
Current portion of notes payable	529,899	-
Current portion of capital lease obligations	348,178	34,028
Current portion of obligations payable - related parties	-	16,016,262

Total Current Liabilities	13,068,103	31,049,916

Notes payable, non-current portion	2,227,987	-
Capital lease obligation, non-current portion	985,871	-
Obligations payable - related parties, non-current portion	7,250,000	3,000,000
Deferred tax liability - non-current portion, net	507,422	-
Interest payable - related parties, non-current portion	-	126,233

Total Liabilities	24,039,383	34,176,149

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $.001 par value; 9,500,000 shares authorized; 9,500,000 shares issued and outstanding at December 31, 2010 and none issued and outstanding at December 31, 2009; aggregate liquidation preference of $20,095,234 at December 31, 2010	9,500	-
Common stock, $.001 par value; 70,000,000 shares authorized; 20,306,292 and 10,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	20,306	10,000
Notes and interest receivable from affiliate	(13,478,920)	-
Additional paid-in capital	8,898,069	(10,000)
Retained earnings (accumulated deficit)	2,314,627	(25,880,262)

Total Stockholders' Deficiency	(2,236,418)	(25,880,262)

Total Liabilities and Stockholders' Deficiency	$21,802,965	$8,295,887

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The
	Years Ended December 31,
	2010	2009

Revenues	$52,301,409	$55,428,836

Cost of revenues	35,088,629	36,854,436

Gross Profit	17,212,780	18,574,400

Operating Expenses
Commission expense	5,065,814	5,116,442
Commission expense - related parties	313,404	154,875
Depreciation and amortization	575,642	464,507
Bad debt expense	963,926	3,769,504
Transaction expenses	753,898	-
Selling, general and administrative expenses	12,450,546	12,736,744
Selling, general and administrative expenses-related party	6,912	-

Total Operating Expenses	20,130,142	22,242,072

Loss From Operations	(2,917,362)	(3,667,672)

Other Income (Expense)
Interest income	37,507	83,151
Interest income - related parties	578,940	-
Interest expense	(89,055)	(10,591)
Interest expense - related parties	(531,228)	(1,936,227)
Amortization of deferred financing costs	(68,423)	(142,100)
Amortization of deferred financing costs - related parties	(69,345)	(49,064)
Amortization of debt discount - related parties	(100,860)	(348,087)
Change in fair value of derivative liabilities - related parties	83,097	259,445
Gain on bargain purchase, net	3,394,036	-
Other (expense) income	(764)	13,487
Other expense - related parties	(260,000)	-

Total Other Income (Expense)	2,973,905	(2,129,986)

Income (loss) before income taxes	56,543	(5,797,658)
Income tax benefit	1,540,592	-

Net Income (Loss)	1,597,135	(5,797,658)

Cumulative Preferred Stock Dividends	(1,095,234)	-

Income (Loss) Available to Common Stockholders	$501,901	$(5,797,658)

Basic earnings (loss) per common share	$0.03	$(0.58)
Diluted earnings (loss) per common share	$0.03	$(0.58)
Weighted average number of common shares outstanding - basic	18,414,816	10,000,000
Weighted average number of common shares outstanding - diluted	19,471,073	10,000,000

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficiency

					Notes and	Additional
	Preferred Stock		Common Stock		Receivables	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	From Affiliate	Capital	Earnings (Deficit)	Total

Balance - December 31, 2008	-	$-	10,000,000	$10,000	$-	$(10,000)	$(20,199,824)	$(20,199,824)

Stock-based compensation - consultants	-	-	-	-	-	-	119,000	119,000

Distributions	-	-	-	-	-	-	(1,780)	(1,780)

Net loss	-	-	-	-	-	-	(5,797,658)	(5,797,658)

Balance - December 31, 2009	-	$-	10,000,000	$10,000	$-	$(10,000)	$(25,880,262)	$(25,880,262)

Common stock issued in exchange for note receivable	-	-	3,242,533	3,243	(5,149,980)	5,146,737	-	-

Forgiveness of indebtedness to LY Holdings
in conjunction with the exchange	-	-	-	-	-	25,292,175	-	25,292,175

Outstanding common stock of Lightyear Network
Solutions, Inc. at the time of the exchange	-	-	5,505,000	5,505	-	(5,505)	-	-

Recapitalization of Lightyear Network Solutions, LLC's
accumulated deficit at the time of the exchange	-	-	-	-	-	(26,597,754)	26,597,754	-

Note receivable from affiliate purchased from related party	-	-	-	-	(7,750,000)	-	-	(7,750,000)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(578,940)	-	-	(578,940)

Issuance of common stock and warrants - private placement, net	-	-	1,342,525	1,342	-	3,849,454	-	3,850,796

Preferred stock issued to LY Holdings in conjunction
with the exchange	9,500,000	9,500	-	-	-	(9,500)	-	-

Issuance of common stock in connection with the acquisition
of the net assets of SETEL	-	-	200,000	200	-	949,800	-	950,000

Issuance of common stock in connection with the granting
of restricted stock awards	-	-	16,234	16	-	(16)	-	-

Stock-based compensation	-	-	-	-	-	282,678	-	282,678

Net income	-	-	-	-	-	-	1,597,135	1,597,135

Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The
	Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$1,597,135	$(5,797,658)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	575,642	464,507
Provision for bad debt expense	963,926	3,769,504
Provision for inventory reserve	-	70,000
Stock-based compensation	282,678	119,000
Interest income from affiliate	(578,940)	-
Amortization of deferred financing costs	68,423	142,098
Amortization of deferred financing costs - related party	69,345	49,066
Amortization of debt discount - related party	100,860	348,086
Change in fair value of derivative liabilities - related party	(83,097)	(259,445)
Deferred taxes - release of valuation allowance	(1,540,592)	-
Gain on sale of fixed asset	(109)	(3,404)
Gain on bargain purchase, net	(3,394,036)	-
Changes in operating assets and liabilities:
Accounts receivable	513,719	(3,951,162)
Other assets	(28,756)	(30,111)
Vendor deposits	250,246	253,969
Inventories	4,166	(67,744)
Prepaid expenses and other current assets	(763,560)	(74,152)
Accounts payable	(2,283,110)	2,118,335
Interest payable - related parties	195,138	1,311,494
Accrued agent commissions	(51,001)	(200,121)
Accrued agent commissions - related parties	18,132	-
Deferred revenue	(32,323)	(62,395)
Other liabilities	553,538	(213,699)
Other liabilities - related parties	97,383	-

Total Adjustments	(5,062,328)	3,783,826

Net Cash Used in Operating Activities	(3,465,193)	(2,013,832)

Cash Flows From Investing Activities
Purchases of property and equipment	(570,262)	(105,284)
Purchase of SETEL net assets	(436,656)	-
Cash acquired from purchase of SETEL net assets	818,702	-
Proceeds from sale of fixed asset	712	4,922

Net Cash Used in Investing Activities	(187,504)	(100,362)

Cash Flows From Financing Activities
Repayments of obligations payable - related parties	(500,000)	(1,000,000)
Repayments of capital lease obligations	(118,497)	(79,173)
Repayments of notes payable	(123,941)	-
Repayments of short term borrowings	(1,166,672)	-
Proceeds from obligations payable - related parties, net [1]	1,826,980	2,986,000
Proceeds from issuance of common stock and warrants, net [2]	3,850,796	-
Proceeds from short term borrowings	987,100	500,000
Payments of deferred debt financing costs	(94,300)	-
Deferred financing costs	-	(290,853)
Distribution to member	-	(1,780)

Net Cash Provided by Financing Activities	4,661,466	2,114,194

Net Increase In Cash	1,008,769	-

Cash - Beginning	440	440

Cash - Ending	$1,009,209	$440

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows--Continued

	For The
	Years Ended December 31,
	2010	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$485,223	$624,733

Non-cash financing activites:
Forgiveness of indebtedness to LY Holdings	$25,292,175	$-
Stock issued in exchange for note receivable	$5,149,980	$-
Preferred stock issuance	$9,500	$-
Obligations payable to related party issued in exchange
for note receivable from affiliate	$7,750,000	$-

Non-cash investing and financing activites - acquisition of SETEL net assets:
Assets acquired and liabilities assumed:
Current assets (including cash of $818,702)	$5,195,714	$-
Property and equipment	6,765,890	-
Intangible assets	1,736,000	-
Security deposits and other assets	1,020,947	-
Accounts payable and accrued liabilities	(3,646,440)	-
Notes payable and capital leases	(4,300,344)	-
Total fair value of net assets acquired	6,771,767	-
Less: Cash paid to acquire SETEL net assets	(436,656)	-
Less: Gain on bargain purchase	(5,385,111)	-
Non-cash consideration to seller	$950,000	$-

Non-cash consideration, consisting of:
Common stock issued to acquire SETEL net assets	$950,000	$-

[1]	Face value of obligations payable to LY Holdings of $2,099,980, less selling commissions withheld of $273,000 during the year ended December 31, 2010.

[2]
Gross proceeds from issuance of common stock and warrants of $5,370,100, less issuance costs withheld and/or paid aggregating $1,519,304 including selling commissions, financial advisory fees, expense reimbursement, bank escrow fees, legal and other professional fees disbursed.

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

Note A -- Description of Business

Lightyear Network Solutions, Inc. is a Nevada corporation (“LNSI”), was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”) and SE Acquisitions, LLC d/b/a SouthEast Telephone, a Kentucky limited liability company organized on June 22, 2010 (“SouthEast”) (collectively, “Lightyear” or the “Company”).

Lightyear LLC, the original operating subsidiary of the Company had formerly been a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”) and has conducted operations in substantially their present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”), accounted for as a recapitalization of Lightyear LLC, with the result that Lightyear became a public company and began trading on the OTC Bulletin Board.  Libra was then renamed “Lightyear Network Solutions, Inc.” and began operating Lightyear’s business of providing telecommunications services (See Note B -- Reverse Merger, Exchange Transaction and Reorganization).

On October 1, 2010, Lightyear, through SouthEast, purchased the business assets of Southeast Telephone, Inc. (“SETEL”), a Kentucky corporation, from SETEL’s bankruptcy estate (see Note D -- Acquisition).

Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized agents.  In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services.

Lightyear currently serves more than 60,000 business and residential customers principally in Kentucky, Ohio, Indiana, Florida and Georgia.  Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states.  Lightyear is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B—Reverse Merger, Exchange Transaction and Reorganization

On February 12, 2010, Libra entered into and closed on a master transaction agreement (the “Exchange Transaction”) with LY Holdings, and holders of LY Holdings’ convertible promissory notes (the “Convertible Debtholders”), including a Securities Exchange Agreement and a Securities Contribution Agreement. Libra was a non-operating public shell company which had no preferred stock authorized, was authorized to issue 20,000,000 shares of common stock and had 5,505,000 shares of common stock issued and outstanding. The Securities Exchange Agreement provided for LY Holdings to exchange its 100% membership interest in Lightyear LLC (after forgiving Lightyear LLC’s net intercompany indebtedness to LY Holdings of $25,292,175) for 10,000,000 shares of Libra common stock to be issued at closing and an additional 9,500,000 shares of Libra preferred stock to be issued after Libra increased its authorized shares. The Securities Contribution Agreements provided for LY Holdings’ Convertible Debtholders to exchange their aggregate of $5,149,980 of convertible promissory notes for a single non-convertible promissory note (“First LY Holdings Note”), which was contributed to Libra in exchange for an aggregate of 3,242,533 shares of Libra common stock.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B -- Reverse Merger, Exchange Transaction and Reorganization, continued

On April 12, 2010, the Amendment to the Articles of Incorporation became effective and the Company completed the transactions contemplated in the Exchange Agreement by issuing 9,500,000 shares of preferred stock to LY Holdings.  As of April 12, 2010, LY Holdings and LY Holdings’ Convertible Debtholders owned approximately 69% and 11.5% of the Company’s outstanding common stock on a fully-diluted, as-converted basis, respectively.

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

At the time of the Exchange Transaction, LNSI had 5,505,000 shares of common stock outstanding. The LY Holdings Convertible Debtholders contributed the First LY Holdings Note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The First LY Holdings Note of $5,149,980 and the related interest receivable of $227,869 at December 31, 2010, are recorded as a contra-equity item because they represent receivables from an affiliate. The maturity date of the First LY Holdings Note is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On March 29, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until March 31, 2011.

The Convertible Preferred Stock ranks senior to Common Stock and holders of the Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution upon a Liquidation Event,  before any payment shall be made to the holders of Common Stock, an amount per share equal to the greater of (i) the stated value of $2.00, plus any Cumulative Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Convertible Preferred Stock been converted into Common Stock.  Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the stated value by the conversion price (currently set at $2.00 per share) in effect at the time of conversion, subject to typical anti-dilution provisions.  The Convertible Preferred Stock is convertible automatically upon the earlier of (a) a public offering of $40 million of gross proceeds from the sale of  Common Stock,  (b) shares of Common Stock trading for 20 consecutive trading days at a daily average price of not less than 200% of the conversion price, at an average volume of not less than 500,000 shares per day over such 20 trading day period or (c) the conversion of at least fifty percent of the shares of Convertible Preferred Stock originally issued, subject to typical adjustments for stock splits, stock dividends or other similar recapitalization events, or (d) upon the agreement of at least a majority of the Convertible Preferred Stock holders.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B -- Reverse Merger, Exchange Transaction and Reorganization, continued

Holders of Convertible Preferred Stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of Convertible Preferred Stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on Convertible Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through December 31, 2010, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share. Therefore, the dividend payment rate on the Company’s Convertible Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Convertible Preferred Stock. Cumulative undeclared dividends on the Company’s Convertible Preferred Stock at the rate of 8% per annum total $1,095,234 or $0.115 per share for the year ended December 31, 2010.

Note C--Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheets, results of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in our consolidated financial statements. All intercompany accounts and transactions have been eliminated.  The Company and its wholly-owned subsidiaries are managed as a single business and a single segment.   Activity with its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, the valuation allowance related to deferred tax assets, the valuation of equity and derivative instruments, and the valuation of assets acquired in the SETEL acquisition.

Cash and Cash Equivalents

For purposes of presentation in the Company’s consolidated balance sheets and statements of cash flows, cash and cash equivalents consists of cash on deposit, cash on hand and all highly liquid investments purchased with an original maturity of three months or less when purchased. The Company also maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.  There were no cash equivalents at December 31, 2010 and 2009.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $559,468 and $1,439,770 as of December 31, 2010 and 2009, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment is recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at fair value (See Note D – Acquisition of SETEL Net Assets).  The cost of additions and substantial betterments to property and equipment are capitalized.  Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related payments is recorded as a liability. Depreciation of capitalized leased assets is computed on the straight-line method over the lesser of the term of the lease or its economic life. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value (See Note D – Acquisition of SETEL Net Assets).  Intangible assets with definite lives include proprietary technology, covenants not to compete, a trade name and customer and agent relationships.  Amortization is computed on a straight-line basis over the lives of the intangible assets.

Intangible assets with indefinite lives include VoIP licenses and a trade name.  VoIP licenses provide us with certain rights in connection with our VoIP products.  The Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the VoIP licenses.  The Company acquired the rights to the Lightyear trade name and effectively has the ability to retain this exclusive right permanently at a nominal cost.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were approximately $218,000 and $69,000 for the years ended December 31, 2010 and 2009, respectively.

Inventories

The Company maintains inventories, consisting of pagers, wireless telephones and telecommunications equipment, which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2010 and 2009, the Company had reserves for obsolete inventory of approximately $25,000 and $70,000, respectively.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Products that are determined to be obsolete are written down to net realizable value.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

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

In addition, we have the right to offset commissions earned with uncollectible accounts receivable attributed to a specific agent or with past due notes receivable payments, up to certain specified percentages of such uncollectible accounts receivable and up to 100 percent of past due notes receivable payments.  We believe our allowances for doubtful accounts and notes receivable, combined with our ability to offset agents’ commissions, are adequate to provide for uncollectible receivables.  The Company pays certain agents an initial lump sum commission.  A portion of this commission is deferred and is amortized over a three month period.

Cost of revenues represents primarily the direct costs associated with the cost of transmitting and terminating traffic on other carriers’ facilities.

Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

The accounting standards guidance provides for how taxes collected from customers and remitted to governmental authorities should be presented in the income statement. The guidance states that if taxes are reported on a gross basis (included as revenue) a company should disclose those amounts, if significant. The Company does not include excise and other sales related taxes in its revenues.

Income Taxes

Effective February 12, 2010, the date of the Company’s recapitalization, Lightyear began being taxed as a corporation.  The Company’s subsidiaries are organized as limited liability companies, and have elected to be treated as disregarded entities for income tax purposes, with taxable income or loss passing through to LNSI, the parent.   Prior to February 12, 2010, Lightyear LLC was a disregarded entity for income tax purposes and all income tax attributes were passed up to the member of Lightyear LLC.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.   As of December 31, 2010, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods and related disclosure.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Income Taxes, continued

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2010. The Company files income tax returns with most states.  Effective on February 12, 2010, in connection with its reverse merger, the Company became subject to federal and state income taxes.  Prior to the reverse merger, Lightyear LLC was a limited liability corporation which passed its tax attributes to its stockholders. The tax year ended December 31, 2010, for which as of March 30, 2011, the Company has not yet filed its income tax returns, remains subject to examination for federal, state, and local income tax purposes by various taxing authorities.  The tax returns, which were filed as a limited liability company, remain open for the prior three years.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Fair Value of Financial Instruments

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy that gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2
  Inputs to the valuation methodology include:

· Quoted prices for similar assets and liabilities in active markets.
· Quoted prices for identical or similar assets or liabilities in inactive markets.
· Inputs other than quoted market prices that are observable for the asset or liability.
· Inputs that are derived principally from or corroborated by observable market data by correlation or other   means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3
  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
· Fair value is often based on internally developed models in which there are few, if any, external    observations.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s short term financial instruments include cash, accounts receivable, short term borrowings and  accounts payable, each of which approximate their fair values based upon their short term nature.  The Company’s other financial instruments include notes payable, capital lease obligations and obligations payable.  The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date.  For non-employees, the award is measured on the grant date and then non-vested amounts are re-measured at each financial reporting date.  The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Change in Fair Value of Derivative Liabilities

As of February 11, 2010, LY Holdings’ derivative liabilities were valued using the Black Scholes option pricing model as follows: All - market and exercise price of $1.80, dividend yield of 0%, annual volatility of 45.4%; Warrants – 4.3 to 5.0 years expected term and risk free interest rates ranging from 1.99% to 2.23% and Conversion Options – 0.8 to 1.4 years expected term and risk free interest rates ranging from 0.24% to 0.54%. As of December 31, 2009, derivative liabilities were valued using the Black Scholes option pricing model as follows: All - market and exercise price of $1.80, dividend yield of 0%, annual volatility of 45.4%; Warrants – 4.4 to 4.8 years expected term and risk free interest rates ranging from 2.44% to 2.57% and Conversion Options – 0.9 to 1.2 years expected term and risk free interest rates of 0.47%. The benefit associated with reducing the value of the derivative liabilities through February 11, 2010 was recorded on the books of Lightyear. On February 12, 2010, the convertible promissory notes and warrants which originally resulted in the derivative liabilities were modified or cancelled such that there were no ongoing derivative liabilities or impact on Lightyear after that date.

Amortization of Deferred Financing Costs

The Company has recorded amortization of deferred financing costs as a result of cash costs incurred by the Company and derivative liabilities on the books of LY Holdings.  Deferred financing costs resulted from LY Holdings’ financing activities. These costs were being amortized over the term of the related debt until such time as the debt was forgiven by LY Holdings (See Note B – Reverse Merger, Exchange Transaction and Reorganization).

Earnings (Loss) Per Common Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, non-vested restricted stock and warrants (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the if-converted method).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Common Share, continued

The following table reconciles the numerator and denominator for the calculation:

	For the Years Ended
	December 31,
	2010	2009
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,597,135	$(5,797,658)
Cumulative preferred stock dividends	(1,095,234)	-
Numerator for basic earnings per share:
Net income (loss) available to common stockholders	$501,901	$(5,797,658)

Denominator:
Weighted average basic shares outstanding	18,414,816	10,000,000

Net income (loss) per basic share:
Net income (loss)	$0.09	$(0.58)
Cumulative preferred stock dividend	(0.06)	-
Net income (loss) available to common stockholders	$0.03	$(0.58)

Dilutive net income (loss) per share
Numerator:
Net income (loss)	$1,597,135	$(5,797,658)
Cumulative preferred stock dividend	(1,095,234)	-
Numerator for diluted earnings per share:
Net income (loss) available to common stockholders	$501,901	$(5,797,658)

Denominator:
Weighted average basic shares outstanding	18,414,816	10,000,000

Weighted average effect of dilutive securities
Employee stock options	-	-
Warrants	1,056,123	-
Restricted stock	134	-
Convertible preferred stock	-	-
Weighted average diluted shares outstanding	19,471,073	10,000,000

Net income (loss) per diluted share:
Income (loss) from operations	$0.08	$(0.58)
Preferred stock cash dividends	(0.05)	-
Net income (loss) available to common stockholders	0.03	(0.58)

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Common Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	Year ended December 31,
	2010	2009
Employee stock options	912,500	$-
Warrants	-	2,330,557
Restricted stock	-	-
Convertible preferred stock	9,500,000	-

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, under ASC Topic 810 on Consolidation, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods, and interim periods within those annual periods, beginning on or after June 15, 2010. The adoption of the guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued new accounting guidance, under ASC Topic 805 on Business Combinations.  This standard clarifies the requirements for pro forma reporting on business combinations.  The amendment in this update specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this update enhances disclosure for material adjustments made to the pro forma earnings under the business combination.  This amendment is effective for business combinations which occurred in an annual reporting period beginning on or after December 15, 2010.  The adoption of the guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C--Summary of Significant Accounting Policies, continued

Liquidity Plan

Since the Company began operations in 2004, it had historically incurred significant operating losses. Through the date of the reverse merger transaction, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of December 31, 2010, Lightyear had a cash balance of $1 million and a working capital deficit of $1.5 million.

Partially aided by the addition of SouthEast, the Company expects its 2011 operating activities to be self sufficient from a cash perspective, but there can be no assurance that this objective will be met.  The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  The Company is currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the LNS Obligation.

Note D – Acquisition

Acquisition of SETEL Net Assets

On October 1, 2010, SouthEast purchased substantially all of the business and assets of SETEL pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated June 30, 2010.  SETEL had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division. SouthEast provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. SouthEast has approximately 136 employees and approximately 31,000 customer lines.

The purchase price paid consisted of 200,000 shares of common stock of LNSI, valued at $950,000, based upon the Company’s closing stock price of $4.75 on September 30, 2010, the assumption of certain liabilities and a cash payment of $436,656 in order to pay any administrative and priority claims of SETEL.  The Company paid the $436,656 in claims with a portion of the cash acquired from SETEL.  SouthEast also assumed SETEL’s remaining obligations under certain notes payable and capital leases (See Note I – Capital Leases and Note J – Notes Payable).

The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $3.4 million, net of income tax, which was recorded as a bargain purchase gain, and is shown as a separate component of other income (expense) in the consolidated financial statements for 2010.  The gain of approximately $5,385,000, before netting of the related deferred tax liability of approximately $1,991,000, was recognized for financial statement purposes only.  The gain is not recognized currently for tax purposes and the bargain purchase resulted in a carryforward of the tax basis of the assets acquired.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Acquisition, continued

Acquisition of SETEL Net Assets, continued

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Customer Relationships	3 years
Trade Name	5 years
Covenant Not to Compete	1 year

The following details the estimated fair value of the net assets acquired and the excess of such net assets over the purchase price at acquisition date:

Cash	$818,702
Accounts receivable	3,531,185
Inventories	123,464
Prepaid expenses	722,363
Property and equipment	6,765,890
Intangible asset – customer relationships	1,310,000
Intangible asset – trade name	317,000
Intangible asset – covenant not to compete	109,000
Prepaid deposits and other assets	1,020,947
Accounts payable and accrued liabilities	(3,638,008)
Accrued interest	(8,432)
Notes payable	(2,881,827)
Capital lease	(1,418,517)
Net fair value assigned to assets acquired and liabilities assumed	$6,771,767

Less: cash payment	(436,656)
Less: common stock consideration	(950,000)
Total Consideration	$(1,386,656)

Gain on bargain purchase	5,385,111
Tax provision	(1,991,075)
Gain on bargain purchase, net	$3,394,036

The results of operations for SouthEast for the period October 1, 2010 through December 31, 2010 are reflected in the Company’s results for the year ended December 31, 2010.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Acquisition, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with SouthEast for the years ended December 31, 2010 and December 31, 2009 as if the acquisition occurred on January 1, 2009.

	For the Years Ended December 31,
	2010	2009

Revenues	$89,782,089	$92,909,516
Income (loss) available to common stockholders	$1,355,800	$(4,943,759)
Pro-forma basic earnings (loss) per common share	$0.07	$(0.48)
Pro-forma weighted average shares outstanding – basic	18,564,405	10,200,000
Pro-forma diluted earnings (loss) per common share	$0.07	$(0.48)
Pro-forma weighted average shares outstanding – diluted	19,620,662	10,200,000

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of the net assets of SETEL had been completed as of the beginning of 2010 or 2009, nor are they necessarily indicative of future consolidated results.

Note E -- Property and Equipment

Property and equipment consists of the following:
	December 31,		Range of Estimated
	2010	2009	Useful Lives

Land	$628,510	$-	Not depreciable
Computers and Equipment	6,048,959	1,858,368	1 - 3 years
Buildings	1,904,206	-	10 - 30 years
Furniture and fixtures	69,469	68,286	1 - 5 years
Vehicles	201,949	-	5 - 7 years
Leasehold improvements	854,961	474,279	[A]
	9,708,054	2,400,933

Less: accumulated depreciation and amortization	(2,505,150)	(2,094,853)

Property and Equipment, Net	$7,202,904	$306,080

[A] Leasehold improvements are amortized over the lesser of the term of the lease or the asset’s economic useful life.

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $438,725 and $345,617, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note F -- Intangible Assets

Intangible assets consist of the following:

	Finite Lives					Indefinite Lives
	Proprietary	Customer	Agent	Non-Compete				Accumulated
	Technology	Relationships	Relationships	Agreement	Trade Name	Trade Name	VoIP Licenses	Amortization	Total

Balance, January 1, 2009	$2,200,000	$1,300,000	$410,000	$500,000	$-	$920,000	$244,583	$(4,291,110)	$1,283,473
Amortization Expense	-	-	-	-	-	-	-	(118,890)	(118,890)
Balance, December 31, 2009	2,200,000	1,300,000	410,000	500,000	-	$920,000	244,583	(4,410,000)	1,164,583
Acquisition of SETEL net assets	-	1,310,000	-	109,000	317,000	-	-	-	1,736,000
Amortization Expense	-	-	-	-	-	-	-	(136,917)	(136,917)
Balance, December 31, 2010	$2,200,000	$2,610,000	$410,000	$609,000	$317,000	$920,000	$244,583	$(4,546,917)	$2,763,666
Total - Intangible Assets - Finite Lives					6,146,000			$(4,546,917)	$1,599,083
Weighted average amortization period at December 31, 2010 in years	0.0	2.8	0.0	0.8	4.8

Amortization of intangible assets consists of the following:

	Finite Lives					Indefinite Lives
	Proprietary	Customer	Agent	Non-Compete			VoIP	Accumulated
	Technology	Relationships	Relationships	Agreement	Trade Name	Trade Name	Licenses	Amortization
Balance, January 1, 2009	$2,090,000	$1,300,000	$401,110	$500,000	$-	$-	$-	$4,291,110
Amortization Expense	110,000	-	8,890	-	-	-	-	118,890
Balance, December 31, 2009	2,200,000	1,300,000	410,000	500,000	-	-	-	4,410,000
Amortization Expense	-	93,817	-	27,250	15,850	-	-	136,917
Balance, December 31, 2010	$2,200,000	$1,393,817	$410,000	$527,250	$15,850	$-	$-	$4,546,917
Total - Intangible Assets - Finite Lives					$4,546,917
Range of estimated useful lives in years:	5.0	3.0	5.0	1.0 - 1.5	5.0

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note F -- Intangible Assets, continued

Amortization of amortizable assets for each of the three years ended December 31, 2013 is as follows:

For the years ended December 31,	Customer Relationships	Non-Compete Agreements	Trade Name	Total
2011	$452,017	$81,750	$63,400	$597,167
2012	436,666	-	63,400	500,066
2013	327,500	-	63,400	390,900
2014	-	-	63,400	63,400
2015	-	-	47,550	47,550
Total	$1,216,183	$81,750	$301,150	$1,599,083

Amortization is computed on a straight-line basis over the lives of the intangible assets with finite lives, which ranged from one to five years. Amortization expense was $136,917 and $118,890 for the years ended December 31, 2010 and 2009, respectively.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired.

Note G -- Short-Term Borrowings

In December 2009, as amended in January 2010, Lightyear entered into a short term revolving secured factoring agreement of up to $500,000. In conjunction with this agreement, the factor received a first priority interest in Lightyear’s accounts receivable, intangible assets and deposit accounts. Pursuant to the agreement, Lightyear agreed to repay the advances under the factoring agreement from a combination of: (1) fifty percent of the proceeds of the private placement that commenced during November 2009 in excess of $1,000,000; and (2) certain fixed weekly payment amounts if the facility had not been repaid by January 22, 2010. As of December 31, 2009, Lightyear had outstanding borrowings of $500,000 under the facility. On February 8, 2010, the outstanding borrowings were repaid in full from the proceeds of the final closing of LY Holdings’ convertible promissory notes.

On March 17, 2010, Lightyear entered into a closed end credit facility (the “Note”) with a limited future multiple advance feature, representing an arrangement that allows Lightyear to obtain advances without giving the bank a separate note for each advance.  Lightyear was entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to certain limitations.  The Note bears interest at the prime rate plus 4% but not less than 7.25% per annum.  Beginning on April 30, 2010 and through June 30, 2010, Lightyear was to pay all accrued but unpaid interest.  Beginning on July 30, 2010, Lightyear made monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112, unless and until the outstanding principal balance of the Note was paid in full.  The Note was scheduled to mature on March 30, 2011, but was repaid in full on March 24, 2011. The Note is secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and two directors of the Company. As of December 31, 2010, Lightyear had outstanding advances under the Note aggregating $320,428.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note H -- Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2010	2009
Excise, state and local taxes payable	$701,757	$541,907
Other accrued expenses	442,367	412,642
Payroll, payroll taxes and bonuses	507,542	224,898
Customer security deposits	234,558	153,239
Totals	$1,886,224	$1,332,686

Note I -- Capital Lease Obligations

The Company has leased a building and equipment under the provisions of long-term capital leases. On October 1, 2010, the remaining capital leases were assumed in connection with the acquisition of the net assets of SETEL.  As of December 31, 2010, the leased property under capital leases has a cost basis of $2,949,293, consisting of land of $216,000, building of $1,784,000 and equipment of $949,293. As of December 31, 2009 the leased property under capital leases had a cost basis of $257,947 and consisted of equipment. Accumulated amortization was $304,782 and $257,947 at December 31, 2010 and 2009, respectively. Amortization of the leased property is included in depreciation and amortization expense.

On October 1, 2010, the Company assumed SETEL’s Lease and Option Agreement (the “Lease”), dated January 1, 2004, with Pike County, Kentucky (“Pike County”) for the building and land located at 106 Scott Avenue, Pikeville, KY (the “Leased Premises”).  SouthEast uses the Leased Premises for its Administrative and Customer Care Headquarters. The original term of the Lease is 10 years through December 31, 2013.  However, unless SouthEast gives prior written notice to Pike County of its intent not to extend the Lease, the Lease automatically extends for another 10 year term on the same payment terms, expiring on December 31, 2023.  If SouthEast does not extend the Lease after the original term, SouthEast must pay to Pike County a fee of $100,000.

The monthly rent for the Leased Premises is $6,657, subject to certain required employment levels.  If SouthEast fails to maintain 80 full time employees during the term of the Lease, the monthly rent increases to $7,509.  Under the Lease, SouthEast is required to: (i) maintain comprehensive liability insurance in an amount not less than $2,000,000 combined, single limit; (ii) pay all real estate taxes; and, (iii) indemnify Pike County from and against all suits whatsoever relating to the Leased Premises, except legal action concerning title to the Leased Premises.

SouthEast has an option to purchase the Leased Premises at any time during the term of the Lease upon written notice (certified mail) to Pike County at least 30 days before the date on which SouthEast desires to exercise the option and purchase the Leased Premises.  The option price to purchase the Leased Premises is $963,365 as of January 1, 2011.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note I -- Capital Lease Obligations, continued

Minimum payments under the building and equipment capital lease obligations at December 31, 2010 consist of the following:

2011	391,149
2012	251,196
2013	103,949
2014	79,882
2015	79,882
Thereafter	633,155

Total minimum lease payments	1,539,213
Less: Amount representing interest	(205,164)

Present value of net minimum lease payments	$1,334,049

Current portion	$348,178
Long-term	985,871
$1,334,049

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note J -- Notes Payable

Notes payable, which consisted entirely of notes assumed in connection with the acquisition of the SouthEast net assets, are as follows:

	December 31,
	2010	2009
Note payable - variable interest rate (5.00% as of December 31, 2010).
Principal and unpaid interest due on September 30, 2015. The note payable is secured by a first priority security interest in SouthEast's assets. The note is further secured by a first priority perfected security interest in the membership interests in SouthEast held by
LNSI.	$2,424,496	$-

Note payable - fixed interest rate of 6.50%. Principal and unpaid interest due on October 1, 2012. The note payable is secured by
motor vehicles owned by SouthEast.	60,477	-

Note payable - variable interest rate (5.25% as of December 31, 2010).
Principal and unpaid interest due on October 1, 2013. The note is
secured by a mortgage on property located in Pike County, Kentucky	46,506	-

Note payable - variable interest rate (4.25% as of December 31, 2010).
Principal and unpaid interest due on January 26, 2014. The note payable is secured by a mortgage in the real property located at 119
Second Street, Pikeville, Kentucky and further secured by the
assignment of future rents.	30,271	-

Note payable - variable interest rate (4.25% as of December 31, 2010).
Principal and unpaid interest due on October 18, 2024.The note payable is secured by a mortgage in the real property located at 106
Scott Avenue, Pikeville, Kentucky.	116,477	-

Note payable - fixed interest rate of 6.99%. Principal and unpaid interest due on October 1, 2020.The note payable is secured by a
mortgage on property located in Pike County, Kentucky.	79,659	-
Total Notes Payable	2,757,886
Less: Current Portion	529,899	-
Long-term Portion of Notes Payable	$2,227,987	$-

Future maturities of these notes payable are as follows:

2011	$529,899
2012	553,258
2013	548,816
2014	551,718
2015	483,154
Thereafter	91,041
Total	$2,757,886

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note K -- Telecommunications Services and Payment Agreements

Telecommunications Services Agreement – Verizon

The Company and its predecessor have maintained certain telecommunication service agreements with Verizon since 1994 (the “Verizon Agreements”), for switched services, data services, and other associated services. A modified service agreement (the “MSA”) was entered into on November 5, 2003 and it along with the Verizon Agreements were subsequently assigned to and assumed by the Company effective April 1, 2004.

Pursuant to the MSA, the Company was required to pay Verizon at least $140 million for services (the “Payment Obligation”) under the Verizon Agreements in order to satisfy the agreement. As of December 31, 2010, total payments to Verizon are approximately $145,000,000.  The Company continues to purchase telecommunications services from Verizon.

Telecommunication Service Agreement – Local Services

The Company maintains several interconnection agreements and commercial agreements on a state-by-state basis with AT&T, BellSouth Communications, Qwest Communications, Verizon, Windstream and Century Link, which allow the Company to sell local services.

Note L -- Employee Benefits

The Company maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. The Company contributed approximately $0 and $87,000, which is included in selling, general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2010 and 2009, respectively.

Note M -- Related Party Transactions

Lightyear has significant transactions with LY Holdings, members of LY Holdings and conducts business with certain companies or individuals which are related parties either by having ownership in common or because they are controlled by members of LY Holdings, the directors and/or officers of the Company or by relatives of members of LY Holdings, directors and/or officers of the Company. Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations as of and for the years ended December 31, 2010 and 2009.

Settlement Agreement

In July 2004 and July 2008, LY Holdings borrowed funds, most of the proceeds of which were ultimately provided to Lightyear LLC.  The lenders were all affiliates of LY Holdings, including an affiliate of Chris T. Sullivan, who is an affiliate of LY Holdings and a director of Lightyear.  In connection with these loans, LY Holdings and Lightyear executed agreements (the “Letter Agreements”) to pay the lenders (the “Letter Agreement Holders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively.  The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LY Holdings. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months.  On February 11, 2010, LY Holdings, Lightyear and each of the Letter Agreement Holders entered into a modification (the “First Modification to Letter Agreements”), pursuant to which the Letter Agreements were modified to, among other things, release and discharge LY Holdings from all obligations under the Letter Agreements. The Letter Agreement Holders are all associated with directors of the Company, including the Company’s Chief Executive Officer.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M -- Related Party Transactions, continued

Settlement Agreement, continued

Pursuant to a loan made to LY Holdings by Sullivan, on February 11, 2010 LY Holdings issued an amended promissory note (the “Second LY Holdings Note”) to Sullivan in the original principal amount of $8,000,000 with a maturity date of July 1, 2010.  The Second LY Holdings Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. The Second LY Holdings Note is secured by a security interest in (i) the capital stock of LNSI held by LY Holdings and (ii) certain interests in LY Holdings, excluding Sullivan’s interest.  As of April 29, 2010, $7,750,000 was outstanding pursuant to the Second LY Holdings Note, $250,000 of which was scheduled to have been paid on March 31, 2010 and the remainder of which was due on the July 1, 2010 maturity date.

On April 29, 2010, Lightyear, LY Holdings,  Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear purchased the Second LY Holdings Note from Sullivan for an aggregate purchase price of $7,750,000 (the “LNS Obligation”); (2) LY Holdings became indebted to Lightyear pursuant to and in the amount of the Second LY Holdings Note; and (3) Lightyear became obligated to reimburse LY Holdings for $260,000 (the “LY Holdings Reimbursement”, which is recorded as other expense - related parties in the  consolidated statements of operations) in advances made by LY Holdings to Sullivan after the parties  reached an agreement in principle, but before the execution of the agreement. Of the $7,750,000 LNS Obligation, $250,000 was paid contemporaneous with the execution of the Settlement Agreement and $250,000 was scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The original maturity date was the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the Second LY Holdings Note. The LNS Obligation has the same interest terms as the Second LY Holdings Note. On February 7, 2011, the Company, along with Sullivan, amended the LNS Obligation and extended the maturity date of the loan to January 10, 2013 (See Note R – Subsequent Events – Sullivan Note).

To induce Lightyear to purchase Sullivan’s rights under the Second LY Holdings Note, the Letter Agreement Holders have (a) granted Lightyear an additional security interest in the Letter Agreements to secure LY Holdings’ payments to Lightyear pursuant to the Second LY Holdings Note, and (b) given Lightyear an option pursuant to which Lightyear may purchase the Letter Agreements for $8,000,000 at any time until May 1, 2012.

In the Event of Default, as defined in the Settlement Agreement, Sullivan may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void.  If Sullivan voids the Settlement Agreement, (i) the Second LY Holdings Note reverts to Sullivan, (ii) Lightyear will have no further obligation to make any payments to Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear will be credited against the LNS Obligation, and (iv) Sullivan may pursue remedies of default against LY Holdings and certain Letter Agreement Holders, including the additional security interest.

On August 12, 2010, effective April 29, 2010, (1) Lightyear and Sullivan agreed that Lightyear’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived, Lightyear would make a $250,000 principal payment on October 1, 2010; (2) Lightyear and LY Holdings agreed to amend the Second LY Holdings Note to make it a demand note; and (3) in the event that Sullivan voids the Settlement Agreement, LY Holdings will execute a note in favor of LNS in the amount equal to its prior aggregate payments to Sullivan. In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments prior to October 1, 2010. In addition, the parties clarified that (a) Sullivan had been made the beneficiary on the Company’s key man life insurance policy on an executive officer; (b) Sullivan was only permitted to use the $5,000,000 of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds must be returned to Lightyear; and (d) upon repayment of the LNS Obligation in full, Lightyear would become the beneficiary on the key man life insurance policy. On October 1, 2010, the Company paid $361,594 on the LNS Obligation, $250,000 of principal and $111,594 of interest.

On July 16, 2010, pursuant to the terms of the Second LY Holdings Note, the interest rate was increased to LIBOR plus 5.75% on all amounts owed up to $7,000,000 and LIBOR plus 8.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M -- Related Party Transactions, continued

Settlement Agreement, continued

As of December 31, 2010, the balance due to Lightyear on the Second LY Holdings Note is $7,750,000 and the interest receivable is $351,071.  Interest income on the Second LY Holdings Note was $351,071 for the year ended December 31, 2010. As of December 31, 2010, the balance owed by Lightyear on the LNS Obligation is $7,250,000, plus $113,818 of interest payable.

Obligations Payable

Obligations payable – related parties consists of the following:

	December 31,
	2010	2009
Obligations payable - related parties	$7,250,000	$8,000,000

Obligations payable - related parties, variable interest rate at prime plus 1% (4.25% as of December 31, 2009 and 2008, respectively), with interest due quarterly and principal and unpaid interest due on July 1, 2010 (as amended). The underlying note is collateralized by principally all of the tangible and intangible assets of the Company.	-	5,045,480

Obligations payable - related parties, variable interest rate at prime plus 1% (4.25% as of December 31, 2009 and 2008, respectively), with principal and unpaid interest due on July 1, 2010 (as amended). The underlying notes are collateralized by an interest in principally all of the tangible and intangible assets of the Company. The underlying notes are subordinated to the underlying notes payable above.	-	1,000,000

Obligations payable - related parties, variable interest rate at prime plus 1% (4.25% as of December 31, 2009 and 2008), with principal and unpaid interest due on June 30, 2011. The underlying notes are collateralized by an interest in principally all of the tangible and intangible assets of the Company. The underlying notes are subordinated to the underlying notes payable listed above.	-	900,000

Obligations payable - related parties, variable interest rate at prime plus 1% (4.25% as of December 31, 2009 and 2008). Principal and unpaid interest due on July 1, 2010 (as amended). The underlying notes payable are unsecured and subordinated to the above underlying notes payable.	-	720,782

Obligations payable - related parties, variable interest rate at prime plus 1%, but not less than 5% (5.00% as of December 31, 2009). Principal and unpaid interest due on July 1, 2010. The underlying notes are unsecured and subordinated to the above underlying notes payable.	-	300,000

Obligations payable - related parties, fixed interest rate of 10%, maturity is 18 months from the inception of the note, due on various dates from December 2010 through March 2011. The underlying notes are unsecured.	-	2,800,000

Obligations payable - related parties, fixed interest rate of 10%, maturity is 18 months from the inception of the note (December 1, 2010). The underlying note is unsecured.	-	250,000

Total Obligations Payable - Related Parties	$7,250,000	$19,016,262
Less: current portion	-	16,016,262

Long-Term Portion of Obligations Payable - Related Parties	$7,250,000	$3,000,000

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M -- Related Party Transactions, continued

Obligations Payable, continued

Future maturities of the LNS Obligation to Sullivan are as follows (see Note R – Subsequent Event – Sullivan Note for update of payment obligations):

For the year ending December 31,	Amount
2011	$-
2012	1,000,000
2013	6,250,000
Total	$7,250,000

Other

An officer of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $19,000 and $26,000 in commissions from Lightyear during the years ended December 31, 2010 and 2009, respectively.

Beginning in 2008, an employee (and son of an officer) of the Company, has maintained a representative position in a direct selling entity which earned approximately $88,000 and $129,000 in commissions from Lightyear during the years ended December 31, 2010 and 2009, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company. During the year ended December 31, 2010, Lightyear recorded approximately $90,000 and $49,000 of VoIP and wireless revenue override expense, respectively. The holders of the override rights had waived their right to such payment in 2009.

Pursuant to an officer’s employment agreement, Lightyear provides life insurance coverage consisting of $3,000,000 under a whole life policy and $3,000,000 under a term life insurance policy. Lightyear also maintains $5,000,000 in key man life insurance on the same officer. The proceeds from the key man life insurance have been assigned to Sullivan as collateral for the LNS Obligation. Aggregate insurance premium expense for these policies was approximately $81,000 and $102,000 for the years ended December 31, 2010 and 2009, respectively.

In contemplation of the Exchange Transaction, on February 4, 2010, the officer assigned the ownership of a split-dollar life insurance policy to Lightyear and Lightyear became the owner and beneficiary under this policy.

On February 12, 2010, in connection with the forgiveness of Lightyear’s intercompany indebtedness to LY Holdings, Lightyear transferred the remaining deferred financing costs in the amount of approximately $811,000 to LY Holdings, since the original debt that gave rise to such costs remains outstanding.

Darrell Maynard, former President of SETEL became an employee of Lightyear LLC, in the position of Vice President of Technology, on October 1, 2010.  Mr. Maynard is the sole owner of Eastern Telephone and DLM Construction, both of which received payments from Southeast.  On January 1, 2011, Eastern Telephone and DLM Construction combined to form Eastern Telephone and Technologies.

Eastern Telephone signed an agreement to become an authorized agent of SouthEast on November 29, 2010.  Since October 1, 2010, SouthEast has incurred approximately $67,000 in commissions to Eastern Telephone for its services as an Agent.

SouthEast has retained DLM Construction since October 1, 2010 to perform various construction functions.  After accepting bids from other companies SouthEast determined that DLM Construction was competitive and offered the most advantages to the Company.  Since October 1, 2010, SouthEast has incurred approximately $7,000 in repairs and maintenance to DLM Construction.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note N -- Supplier Concentration

Of the telecommunications services used in its operations, the Company acquired approximately 31% and 28% during the year ended December 31, 2010 from two suppliers. Lightyear acquired approximately 48% and 10% during the year ended December 31, 2009 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note O – Income Taxes

Effective on February 12, 2010, in connection with its reverse merger, the Company became subject to federal and state income taxes.  Prior to the reverse merger, Lightyear LLC was a limited liability corporation which passed its tax attributes to its stockholders.  Accordingly, there were no deferred income taxes and no income tax expense as of and for the year ended December 31, 2009.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$1,637,133
Stock-based compensation	107,305
Allowance for doubtful accounts	212,374
Depreciable assets	164,371
Goodwill and intangible assets	3,624,958
Total deferred tax assets	5,746,141
Less: Valuation allowance	(4,205,549)
Deferred tax assets, net	$1,540,592

Deferred tax liabilities:
Excess of book over tax basis of: Property and equipment	$1,385,203
Intangible assets	605,872
Total deferred tax liabilities	$1,991,075

Total deferred tax liabilities, net	$450,483

Deferred tax asset - current portion, net	$56,939

Deferred tax liability - non-current portion, net	$(507,422)

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note O – Income Taxes, continued

As of December 31, 2010, the Company had a valuation allowance of $4,205,549   for the amount of deferred tax assets that are not more likely than not to be realized.  For this purpose, the Company’s deferred tax asset recognized, net of the valuation allowance, was based solely upon the tax value of deferred tax liabilities at December 31, 2010 that are expected to reverse over the period in which the deferred tax assets would be realized.

As of December 31, 2010, the Company had approximately $4,312,786 of federal and state net operating losses (“NOL”), respectively; available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal net operating loss carryforward expires in the year 2030.

As of December 31, 2010, deferred income tax liabilities includes a naked tax credit of approximately $129,000 resulting from the purchase by SouthEast of land in the SETEL net asset acquisition. This deferred tax liability will remain on the consolidated balance sheet indefinitely, unless there is a sale of the land.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations for the year ended December 31, 2010 is as follows:

For the year ended December 31,
2010
Tax benefit at federal statutory rate	34.0%
State income taxes	4.0
Permanent differences:
Meals and entertainment	9.5
Fines and penalties	31.6
Pre merger LLC income	481.7
Gain on bargain purchase	(2,278.6)
Other	163.3
Deferred tax adjustment due to change in tax status	(8,607.9)
Increase in valuation allowance	7,437.8
Effective income tax rate	(2,724.6)%

Note P -- Stockholders’ Deficiency

Warrants

In May 2009, LY Holdings commenced a $2,800,000 private placement under which it issued initial convertible notes and five year warrants to purchase an aggregate of 777,779 shares of the Next Round Financing Securities.  In connection with the private placement, the selling agent earned a five year warrant to purchase 233,333 shares of the next financing (“Next Round Financing Securities”).

In June 2009, LY Holdings issued a subordinated convertible promissory note in the amount of $250,000 and a five year warrant to purchase 69,445 shares of Next Round Financing Securities.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Warrants, continued

In August 2009, Lightyear LLC entered into two consulting agreements and as compensation for the services being rendered, LY Holdings issued warrants to purchase an aggregate of 350,000 shares of the Next Round Financing Securities with an exercise price based on the price per security in which the Next Round Financing Securities are sold.  The warrants have an exercisable term of one year.  The warrant value of $119,000, determined using the Black Scholes pricing model with the following assumptions; market and exercise price of $1.80, expected life of 1 year, volatility of 47.3%, dividend yield of 0% and risk free interest rate of 0.45%, was recorded as selling, general and administrative expense on the books of Lightyear and the contribution of the warrant was reflected as a credit to member’s deficit. The warrant was deemed to be a derivative instrument on the books of LY Holdings, due to the lack of a fixed conversion feature, and was marked to market on the books of Lightyear at each reporting date (through the date of the Securities Exchange Agreement). As of the date of the Exchange Transaction, LY Holdings assumed full responsibility for the derivative liabilities associated with these warrants.

In September 2009, LY Holdings entered into an agreement with a selling agent in contemplation of a new private placement offering (see Note M -- Related Party Transactions). Pursuant to this agreement, LY Holdings issued a five year warrant to the selling agent to purchase 900,000 shares of the Next Round Financing Securities with an exercise price based on the price per security in which the Next Round Financing securities are sold, in addition to certain cash fees and five year warrants to be earned in conjunction with closings of the Next Round Financing Securities. The warrants have an exercisable term of five years.  The warrant value of $711,000, determined using the Black Scholes pricing model with the following assumptions; market and exercise price of $1.80, expected life of 5 years, dividend yield of 0%, volatility of 47.3% and risk free interest rates ranging from 2.31% was recorded on the balance sheet of LY Holdings as deferred financing costs, which were amortized on Lightyear’s books. The warrant was deemed to be a derivative instrument on the books of LY Holdings, due to the lack of a fixed conversion feature, and was marked to market on the books of Lightyear at each reporting date, through the date of the security exchange agreement.

On February 12, 2010, the date of the Exchange Transaction, 1,980,557 warrants, were cancelled and LYH assumed full responsibility for 350,000 consultant warrants and the derivative liabilities associated with these warrants.

Issuance of Common Stock and Warrants

From June to September 2010, the Company sold an aggregate of 1,342.525 unregistered units (each, a “Unit”). Each Unit sold for a price of $4,000 for aggregate gross proceeds of $5,370,100. The net proceeds from the issuance of common stock and warrants were $3,850,796, after deducting fees withheld of $1,013,314 and issuance costs paid of $505,990.

Each Unit consisted of:

•	1,000 shares of Common Stock, $0.001 par value;
•	500 warrants (the “Fixed Warrants”), which are exercisable immediately, to purchase one share of Common Stock at an exercise price of $4.00 per share (subject to adjustments) with a five year term;
•
2,000 warrants (the “Milestone Warrants”), which become exercisable only as set forth below, to purchase one share of Common Stock at an exercise price of $0.01 per share (subject to adjustments) with a three year term, and;

•
Up to 600 additional warrants (the “Additional Warrants”), exercisable immediately, to purchase one share of Common Stock at an exercise price of $0.01 per share with a five year term, subject to a holding requirement of shares purchased in the Offering.

The Fixed Warrants and Additional Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption, at the election of the Company, on the occurrence of certain conditions. The Milestone Warrants become exercisable only if the Company fails to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If the Company fails to meet a particular Milestone, the Milestone Warrant becomes immediately exercisable with respect to the number of shares associated with that Milestone. If the Company meets a particular Milestone, then the Milestone Warrant will be cancelled with respect to the shares associated with that Milestone. (See Note R – Subsequent Events – Milestone Warrants)

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Issuance of Common Stock and Warrants, continued

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

The Company entered into a Registration Rights Agreement with each of the investors purchasing Units.  Subject to certain limitations and conditions under the Registration Rights Agreement, upon demand by the holders of a majority of the Units, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant. Lightyear shall use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after filing and shall respond  to any SEC comments within 30 days from receiving such comments. Pursuant to the Registration Rights Agreement, if the Company fails to file quarterly and annual reports (the “Periodic Reports”) with the SEC in a timely manner and the investors would otherwise be able to sell Common Stock under Rule 144 promulgated under the Securities Act of 1933, the Company must pay partial liquidated damages to the investor equal to 2% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor for each month the Periodic Reports aren’t current, up to aggregate partial liquidated damages of 10% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor.  As of December 31, 2010, the investors have not demanded registration of the shares.

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

In connection with the sale of Units, the Company issued Common Stock of 1,342,525 shares, plus Fixed Warrants, Milestone Warrants, Additional Warrants and Selling Agent Warrants to purchase 671,271, 2,685,050, 72,815 and 197,411 shares of Common Stock, respectively. As of December 31, 2010, none of the Milestone Warrants are exercisable.

Milestone Warrants

During October 2010, as determined by the Board of Directors on November 11, 2010, the Company satisfied two of the milestones associated with the Milestone Warrants, which resulted in the cancellation of Milestone Warrants to purchase 894,122 shares of common stock.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Warrant Summary

A summary of the warrant activity for the years ended December 31, 2010 and 2009 is as follows:
		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life (years)

Outstanding at January 1, 2009	-	-

Granted	2,330,557	$1.80
Exercised	-
Cancelled	-

Outstanding at December 31, 2009	2,330,557	$1.80	4.0
Granted	3,626,547	$0.97
Exercised	-
Cancelled	(3,224,679)	$1.30

Outstanding at December 31, 2010	2,732,425	$1.28	3.2

The following table presents information related to warrants at December 31, 2010:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.01	1,863,743	4.9	72,815
$4.00	868,682	4.5	868,682
	2,732,425	4.5	941,497

Settlement Agreement

The $7,750,000 note receivable from LY Holdings and the related interest receivable of $351,071 at December 31, 2010 are recorded as contra-equity items because they represent receivables from stockholders. See Note M -- Related Party Transactions – Settlement Agreement, for additional details.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Recapitalization of Lightyear LLC’s Accumulated Deficit at the Time of the Exchange

On February 12, 2010, Lightyear LLC’s $26,597,754 accumulated deficit was recapitalized as a reduction of additional paid in capital, as the reporting entity reorganized from a limited liability company to a corporation.

Forgiveness of Indebtedness to LY Holdings

On February 12, 2010, LY Holdings forgave Lightyear’s intercompany indebtedness of $25,292,175 in conjunction with the Exchange Transaction (See Note B – Reverse Merger, Exchange Transaction and Reorganization), which was comprised of $21,116,242 of loans payable to LY Holdings and $4,762,750 of interest payable to LY Holdings, partially offset by a $586,817 receivable from LY Holdings.

Prior to the forgiveness of the intercompany indebtedness by LY Holdings on February 12, 2010, but subsequent to December 31, 2009, Lightyear became indebted to LY Holdings for an additional $2,099,980 of loans. LNS incurred fees associated with these loans aggregating $367,300. These costs were capitalized as deferred financing costs on the books of Lightyear. The additional funding arose from the following financing activity of the LY Holdings:

In November 2009, LY Holdings commenced a private placement offering and beginning in January 2010 and continuing through February 8, 2010, LY Holdings raised $2,099,980 of gross proceeds. The notes bear simple interest at a rate equal to 10% per annum and are payable eighteen months from the date of the respective closings.

The note terms stipulated that in the event that LY Holdings consummated (i) an offering or series of related offerings, whether in the form of debt, equity or a combination thereof, that results in gross proceeds to LY Holdings of at least $5,000,000, inclusive of the proceeds from an earlier convertible note offering that raised an aggregate of $3,050,000, and (ii) a merger, share exchange, sale or contribution of substantially all of Lightyear’s assets or other business combination with a publicly-traded shell company, as a result of which the members of Lightyear immediately prior to such transaction, directly or indirectly, beneficially own more than 50% of the voting power of the surviving or resulting entity (the “Reverse Merger”), the holders of the notes would be required to exchange their notes for (i) such number of shares of common stock equal to the number of LY Holdings Class B Units for which such notes are convertible (ii) and new five year warrants to purchase up to 50% of the number of shares of LY Holdings Class B Units for which such notes are converted, issued at an exercise price of $1.80 per share. The transaction calls for the holders of the earlier convertible notes and warrants from the prior note to be treated in a substantially similar manner as the holder of the notes and warrants in this offering.

Prior to the Exchange Transaction, the holders rescinded their purchase of the notes and instead received a term note with the same interest rate and duration as the notes.

Stock Plan

The LNSI 2010 Stock and Incentive Compensation Plan (the “2010 Plan”), which was approved by the board of directors and the majority stockholder of the Company on May 18, 2010, provides for grants of stock options, restricted stock, and other stock-based or cash awards to the Company’s employees, directors, and independent contractors. The number of shares of the Company’s common stock that may be issued under the 2010 Plan is 1,000,000.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Stock Option Grants

On May 19, 2010, the Company granted options to purchase an aggregate of 780,500 shares of common stock at an exercise price of $3.90 to existing employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The approximate $1,444,000 grant date fair value is being amortized over the three year vesting term.

On October 1, 2010, the Company granted options to purchase an aggregate of 155,000 shares of common stock at an exercise price of $4.75 to certain key employees that joined the Company in connection with the SETEL asset acquisition, pursuant to the 2010 Plan. The options expire after ten years. The approximate $338,000 grant date fair value will be amortized ratably over the three year vesting term.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Years Ended
	December 31,
	2010	2009
Risk free interest rate	2.33%	n/a
Expected term (years)	6.00	n/a
Expected volatility	47%	n/a
Expected dividends	0%	n/a

The weighted average estimated fair value of the stock options granted during the year ended December 31, 2010 was $1.90 per share.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Stock Option Grants, continued

During the year ended December 31, 2010, 23,000 stock options were forfeited due to terminations.

A summary of the status of the options issued under the 2010 Plan during the years ended December 31, 2010 and 2009 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Balance, December 31, 2008	-
Granted	-
Exercised	-
Forfeited	-
Balance, December 31, 2009	-			$-
Granted	935,500	$4.04
Exercised	-
Forfeited	(23,000)	$4.27
Balance, December 31, 2010	912,500	$4.04	9.5	$-
Exercisable, December 31, 2010	-			$-

The following table presents information related to stock options at December 31, 2010:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$3.90	767,500	-	-
$4.75	145,000	-	-
	912,500	-	-

The Company recognized approximately $267,000 of stock-based compensation expense during the year ended December 31, 2010, related to employee stock option grants, which is reflected as selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2010, there was approximately $1,360,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.4 years.

Restricted Stock Grants

On October 12, 2010, the Company granted an aggregate of 16,234 shares of restricted stock to its non-employee directors, pursuant to the 2010 Plan, at a market value of $4.75 per share, the closing price on that date.  Accordingly, the approximate $77,000 grant date fair value will be amortized over the one year vesting period.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P -- Stockholders’ Deficiency, continued

Restricted Stock Grants, continued

The Company recognized approximately $16,000 of stock-based compensation expense during the year ended December 31, 2010, related to non-employee restricted stock grants, which is reflected as professional fees expense in the consolidated statements of operations. As of December 31, 2010, there was approximately $61,000 of unrecognized non-employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 0.8 years.

A summary of restricted stock activity for the years ended December 31, 2010 and 2009 is presented in the table below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, December 31, 2008	-	$-	$-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2009	-	-	-
Granted	16,234	4.75	77,112
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2010	16,234	$4.75	$77,112

Note Q -- Commitments and Contingencies

Operating Lease

The Company leases its office space in Louisville, Kentucky under terms classified as an operating lease. In April 2009, the Company entered into a new lease agreement, which replaces the Company’s expiring lease of office space located in Louisville, Kentucky. The term of the lease is for six years, ending on March 31, 2015. SouthEast leases land and equipment under non-cancelable leases which expire at various times through 2013.  The Company leases equipment under a printing service agreement. In August 2010, the Company entered into a new printing service agreement for a term of three years ending on August 31, 2013. Rent expense related to these operating lease agreements, which is included in selling, general and administrative expenses in the accompanying statements of operations, was $582,781 and $869,304 for the years ended December 31, 2010 and 2009, respectively.  The Company subleased office facilities to a tenant on a month to month basis and collected approximately $167,000 and $138,000 in rental fees for December 31, 2010 and 2009, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note Q -- Commitments and Contingencies, continued

Operating Lease

Future minimum payments under these operating lease agreements are as follows:

For the Years Ending
December 31,	Amount
2011	$1,204,275
2012	1,175,714
2013	1,038,454
2014	800,086
2015	200,021
Total	$4,418,550

Litigation

As of December 31, 2010, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Federal Communications Commission (“FCC”)

In July 2008, the Enforcement Bureau of the Federal Communications Commission (“FCC”) notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of regulatory fees since January 2005.  Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees.  Lightyear has not received a response from the FCC. Lightyear believes that it has paid all applicable regulatory fees.

Billing Disputes

As of December 31, 2010, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the consolidated financial statements of the Company.

Letters of Credit

As of December 31, 2010, the Company has provided irrevocable standby letters of credit, aggregating approximately $185,000 to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2010, these letters of credit had not been drawn upon.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note Q -- Commitments and Contingencies, continued

Employment Agreements

On February 12, 2010, upon the closing of the Exchange Agreement, the Company assumed LY Holdings’ employment agreement (the “Agreement”) with an officer of the Company. The initial term of the Agreement was from March 31, 2004 through December 31, 2008. At the end of the initial term, the Agreement was automatically renewed for an additional one year term, and shall be automatically renewed for successive additional one-year terms, unless within 180 days prior to the end of the initial term or any additional term either party gives the other written notice of the Company’s or the officer’s intent not to renew the agreement. Under the Agreement, the officer is to receive a base salary, adjusted annually consistent with increases given to other executives of the Company, plus other fringe benefits and is eligible for various bonuses. During the employment term, the base salary has been periodically amended and as of December 31, 2010 is approximately $282,000 per annum.

On April 29, 2010, the Company’s new Chief Operating Officer entered into an employment agreement with the Company with a salary of $125,000 per annum, a discretionary bonus and an expectation to receive options to purchase shares of the Company’s common stock, upon the approval of a Company stock incentive plan (See Note P -- Stockholders’ Deficiency), which were subsequently granted. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the Chief Operating Officer will continue to: be paid his salary in accordance with the Company’s regular payment schedule until the end of twelve months; be entitled to receive any incentive payments earned and accrued but not yet paid; receive continued medical coverage at the Company’s expense until the end of twelve months; and receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred.

Note R -- Subsequent Events

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Secured Promissory Note

On January 21, 2011, the Company entered into a $2,000,000 secured promissory note (the “Note”) arrangement with a bank.  The Note is secured by Lightyear LLC’s accounts receivable and lockbox account, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company, and a guaranty by Lightyear LLC.  The Note matures on January 21, 2013, will bear interest at a rate equal to the Prime Rate plus 4.0%, but the rate will never be less than 7.0%.  Pursuant to the terms of the Note, the Company will make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012, and July 21, 2012.  The final $1,000,000 principal payment is due on January 21, 2013.  On January 25, 2011, from the proceeds of this Note, $1,000,000 was paid to a bank on behalf of Chris Sullivan, to repay a portion of the $7,250,000 LNS Obligation balance (See Note M – Related Party Transactions – Settlement Agreement). Pursuant to an agreement, in consideration for his personal guaranty, the Company will pay one of its directors, $60,000 for each year in which the guaranty is in effect, payable in monthly installments of $5,000.  The Company has borrowed the full $2,000,000 under the Note.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note R -- Subsequent Events, continued

Sullivan Note

On February 7, 2011, Lightyear LLC, along with Sullivan and the Letter Agreement Holders entered into the Second Amendment to the Settlement Agreement (see Note M -- Related Party Transactions). Under this amendment, the parties acknowledged (a) the aggregate $1,500,000 in payments previously made on the underlying bank loan under the Settlement Agreement, as well as (b) the extension of the maturity date of underlying bank loan to January 10, 2013 (the “Maturity Date”).  The amendment also modified and extended the maturity date of the Settlement Agreement to January 10, 2013 and modified and amended the Settlement Agreement’s payment schedule as follows:

•	On February 10, 2011 and on the first day of each calendar quarter thereafter (through and including the maturity date) Lightyear LLC will make payment of all accrued but unpaid interest.
•	On January 10, 2012, Lightyear LLC will make a payment of $1,000,000 on Sullivan’s underlying bank loan, as directed by Mr. Sullivan (see Secured Promissory Note above).
•	On the Maturity Date, Lightyear LLC will make a final payment of all remaining principal of $5,250,000.

On January 5, 2011 and February 24, 2011, the Company paid $113,818 and $37,222 of accrued interest outstanding for the fourth quarter 2010 and for the month of January 2011, respectively.

Milestone Warrants

On February 26, 2011, the Company did not meet the third milestone included in the outstanding Milestone Warrants.  As a result of not meeting the third milestone, the warrants associated with that milestone were immediately vested and automatically exercised on a cashless basis.  The Company issued 445,564 shares of its common stock to Investors on February 26, 2011 in connection with the exercise of these Milestone Warrants.

On March 28, 2011, the Company did not meet the fourth and fifth milestones included in the outstanding Milestone Warrants.  As a result of not meeting the fourth and fifth milestones, the warrants associated with those milestones were immediately vested and automatically exercised on a cashless basis.  The Company issued 892,456 shares of its common stock to Investors on March 28, 2011 in connection with the exercise of these Milestone Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The scope of management’s evaluation excluded SouthEast, which we acquired on October 1, 2010, pursuant to Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003). Accordingly, management’s assessment of our internal control over financial reporting does not include internal control over financial reporting of SouthEast, which represented 65% of our consolidated total assets at December 31, 2010, and 15% of our consolidated revenues for the year then ended.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. Other Information.

Forbearance Agreement

On March 29, 2011 we entered into a Forbearance Agreement with LY Holdings, LLC (the “Forbearance Agreement”), whereby we agreed to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until March 31, 2011, or such other date as agreed by the parties. (See “Liquidity and Capital Resources – Overview” for additional information regarding the First LYH Note.)

The foregoing description of the Forbearance Agreement does not purport to be complete and is qualified in its entirety by reference to the Forbearance Agreement, a copy of which is attached hereto as Exhibit 10.28 and incorporated herein by reference.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2010.

J. Sherman Henderson III	68	Director and Chief Executive Officer
Stephen M. Lochmueller	57	President
Randy Ammon	50	Chief Operating Officer
Elaine G. Bush	53	Chief Financial Officer
John Greive	45	Vice President of Regulatory Affairs and General Counsel
Carla J. Reichelderfer	49	President and General Manager - SouthEast
Chris T. Sullivan	62	Director
W. Brent Rice	57	Director
Ronald L. Carmicle	61	Director
W. Bruce Lunsford	63	Director
Gary R. Donahee	63	Director
Jeffrey T. Hardesty	46	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

J. Sherman Henderson, III, is a director and Chief Executive Officer of Lightyear.  Mr. Henderson was also President of Lightyear until April 29, 2010.  Mr. Henderson has more than 36 years of business experience, including company ownership, sales, marketing and management. His experience in the telecommunications industry began in 1986 when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. Mr. Henderson founded UniDial in 1993 and has served six terms as chairman of COMPTEL, the leading telecom industry association comprised of more than 400 member companies.  Mr. Henderson is a graduate of Florida State University, with a B.A. degree in Business Administration.  Mr. Henderson is also a director of Beacon Enterprise Solutions Group, Inc. and serves on that company’s compensation committee.  In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets.  In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37.0 million.

Stephen Lochmueller has been President of Lightyear since April 29, 2010.  Previously, Mr. Lochmueller served as our Chief Operating Officer.  Mr. Lochmueller has more than 30 years of entrepreneurial business experience. His management and leadership skills include startups, multi-channel distribution, P & L, turnarounds and executive level oversight. His entry into the telecommunications industry began in 1985 when he joined McCaw Cellular as a General Manager. In 1992, Mr. Lochmueller was appointed as the Commonwealth of Kentucky’s Technology & Communications Liaison to state agencies by then governor Brereton Jones.  In 1993, Mr. Lochmueller became Vice-President of Horizon Cellular until he was recruited to be an Area General Manager for startup Nextel Partners. In the early 2000s, Mr. Lochmueller served as Regional Vice President for Leap Wireless, a spin-off of Qualcomm. Mr. Lochmueller is a graduate of the University of Kentucky with a BGS degree.

Randy Ammon has been Lightyear’s Chief Operating Officer since April 29, 2010.  Mr. Ammon was previously affiliated with Lightyear as a consultant.  From 2005 until he joined Lightyear, Mr. Ammon owned and operated PWE Inc., a consulting firm focused on business and project budget development, project management, and business systems process redefinition and implementation.  Before PWE, Mr. Ammon spent seven years as Director of Business Operations for Nextel Partners, Inc.  Mr. Ammon received his B.A. in Accounting from Gustavus Adolphus College.

Elaine Bush has been Lightyear’s Chief Financial Officer since its inception.  Ms. Bush began her career with UniDial in 1993 as a consultant setting up the company’s accounting system and department. In 1996, she joined the company as Controller. Ms. Bush is a Certified Public Accountant with over 25 years of experience. Ms. Bush has operated her own accounting consultancy and held positions of progressive responsibilities at other companies.  She received her B.S. in Accounting from the University of Louisville.  In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets.  In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37.0 million.

John Greive has been Vice President of Regulatory Affairs and General Counsel of Lightyear since its inception and remains in that position at Lightyear. Mr. Greive also serves as Lightyear’s Corporate Secretary. Before joining UniDial in 1996, he was a partner at Chandler, Saksefski & Greive and worked as an associate in the corporate section of a mid-sized law firm in Louisville. Mr. Greive has remained with the Lightyear entities since 1996. Mr. Greive received his B.S. in Mathematics from Bellarmine University and his Juris Doctor from the University of Louisville.  In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets.  In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37.0 million.

Carla Reichelderfer was appointed President and General Manager of SouthEast on October 1, 2010.  Prior to such appointment, Ms. Reichelderfer had served as President/CFO/COO at various times for SETEL since June 2008.  Prior to SouthEast, she served as CEO and President of Global Valley Networks, a rural telephone provider in central California, from 2003-07. Prior to Global Valley, she worked as a financial and operational consultant for start-up technology companies. Prior to that, she spent 16 years at Cincinnati Bell, the last year as CFO of its PCS wireless start-up.  Ms. Reichelderfer received her B.S.B.A. in Accounting and M.B.A. in Finance and Taxation from Xavier University. On September 29, 2009, SETEL filed for bankruptcy protection under Chapter 11 and sold a majority of its assets to LNSI and SouthEast for total consideration of approximately $9.3 million.

 Chris T. Sullivan has been a director of Lightyear since March 4, 2010.  Mr. Sullivan is a founder of the Outback Steakhouse restaurant company and, until 2007, served as CEO and Chairman of the Board of OSI Restaurant Partners, Inc.  Mr. Sullivan is currently employed by KHI Holdings LLC and MVP Holdings LLC.  Both companies are privately owned, and Mr. Sullivan serves on the boards of both.  Mr. Sullivan is a graduate of the University of Kentucky with a degree in Business and Economics.

W. Brent Rice has been a director of Lightyear since March 4, 2010.  Mr. Rice is an attorney, a long-time partner in the firm of McBrayer, McGinnis, Leslie and Kirkland in Lexington, Kentucky, and a real estate developer.  His practice is concentrated in business law, utility law, sports and entertainment, and governmental relations.  Mr. Rice received his undergraduate degree from the University of Kentucky and his law degree from the University of Louisville Law School.

Ronald L. Carmicle has been a director of Lightyear since March 4, 2010.  Mr. Carmicle has been the President of River City Development Corporation for over 30 years.  River City specializes in the construction and installation of brick, concrete block, limestone and architectural precast.  Mr. Carmicle currently serves as Chairman of Central Bank of Jefferson County, Chairman of Construction Training Institute, Vice Chair of the Kentucky State Fair Board, and Board Member of Daniel Pitino Foundation.  Mr. Carmicle is a graduate of Western Kentucky University.

W. Bruce Lunsford was appointed as a director of Lightyear on October 12, 2010.  Mr. Lunsford is a member of the Audit Committee and Chair of the Compensation Committee.  Mr. Lunsford is Chairman and CEO of Lunsford Capital, LLC, a private investment company in Louisville, KY.  He is the founder, former Chairman and CEO of Ventas, Inc., a healthcare real estate investment company (REIT) listed on the NY Stock Exchange, the founder, former Chairman, President and CEO of Vencor, Inc., now known as Kindred Healthcare, and the founder and former Chairman of the assisted living company known as Atria Communities Inc.  In addition, Mr. Lunsford formerly served on the board of directors of Churchill Downs Incorporated, National City Corporation in Cleveland, Ohio and ResCare, Inc.  He presently serves on the board of directors of AeroCare Holdings, Inc., and Valor Healthcare, Inc. and he serves as Chairman of the board of Arcadia, LLC and Deyta, Inc. Mr. Lunsford received his undergraduate degree from the University of Kentucky and his law degree from the Salmon P. Chase College of Law.

Gary R. Donahee was appointed as a director of Lightyear on October 12, 2010 and is a member of the Audit and Compensation Committees. Mr. Donahee has over 30 years of telecommunications industry experience and, before his retirement in 2003, spent 16 years in senior management positions at Nortel Networks, most recently as Executive Vice President and President of the Americas from 1999 to 2003. Mr. Donahee served as Senior Vice President and President, Carrier Networks for Nortel for Europe, the Middle East and Africa and in similar capacities for the Caribbean and Latin America region. Mr. Donahee also served as Senior Vice President, Corporate Human Resources for Nortel from 1989 to 1993 and was responsible for 60,000 employees in 42 countries. In addition to Nortel Networks, Mr. Donahee has held senior executive positions in human resources at Northern Telecom and Bell-Northern Research Corporation. He presently serves on the boards of Vantrix and Tech Radium. Mr. Donahee is a graduate of the University of New Brunswick.

Jeffrey T. Hardesty was appointed as a director of Lightyear on October 12, 2010 and is the Chair of the Audit Committee.  From 2008 to present, Mr. Hardesty has served as Managing Member of EMI Advisors which provides merchant banking and consulting services to early stage platform companies.  Also during this period, Mr. Hardesty founded Desert iNET, LLC, a wireless broadband provider in Arizona.   From 2006 to 2008, Mr. Hardesty served as COO at Sparkplug, a wireless broadband services provider. From 2005 to 2006, Mr. Hardesty served as CEO/CFO at Telespectra, a provider of facilities-based communications backhaul services.  From 2002 to 2005, Mr. Hardesty served as CFO of Extend America, a telecommunications provider that was sold to Nextel in 2005.  Mr. Hardesty spent the first 11 years of his career in private equity and investment banking, working closely with leading institutional capital markets participants, investing more than $1.5 billion across 50 middle-market growth companies. Mr. Hardesty received a Bachelor’s degree in Finance from Wichita State University and an MBA from Duke University Fuqua School of Business.

Director Qualifications

The board of directors believes that each of its current directors possesses particular attributes which qualify him to serve on the board. In addition to the attributes specifically identified for each director in his respective biography above, the board believes that all of the directors possess the following attributes enabling the Board to function effectively as a collective body: integrity, collegial spirit, sound business judgment, professionalism, ability to generate public confidence, ability to act independently, and availability and commitment to serve.

Board Committees

Our board of directors has two standing committees to assist it with its responsibilities.  The functions traditionally provided by a nominating committee are provided by the full Board.

The Audit Committee is governed by a board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and our independent auditors on, among other items, matters related to our annual audit, our published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The committee is also charged with monitoring compliance with our policies on ethical business practices and reporting on these items to the board of directors. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our Audit Committee is comprised of Messrs. Hardesty, Lunsford and Donahee all independent directors as defined by the rules of the NASDAQ.  Mr. Hardesty is the chairman of the committee. The board of directors has determined that Mr. Hardesty is the Audit Committee financial expert, as defined under the Exchange Act.  The board of directors made a qualitative assessment of Mr. Hardesty’s level of knowledge and experience based on a number of factors, including his formal education and experience.

Pursuant to its board-approved charter, the Compensation Committee determines all compensation for our Chief Executive Officer and our Chief Financial Officer; reviews and approves corporate goals relevant to the compensation of these officers and evaluates these officers’ performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board of directors or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our Compensation Committee is comprised of Messrs. Lunsford, Carmicle and Donahee, and Mr. Lunsford is the chairman of the committee.  The Board considers that the members of the Compensation Committee are generally sufficiently experienced to conduct committee functions without external third party advisors

LNSI does not have a standing nominating committee or committee performing similar functions.  Because of our small size, the board of directors believes that it is appropriate for LNSI not to have such a committee.  All the directors participate in the consideration of director nominees.

When evaluating director nominees, the board of directors considers the following factors:

•	The appropriate size of the board.

•	The company’s needs with respect to the particular talents and experience of company directors.

•	Knowledge, skills and experience of prospective nominees, including experience in finance, administration and telecommunications.

•	Experience with accounting rules and practices.

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  The board of directors does not have a specific policy with regard to the consideration of any director candidates recommended by security holders.

Code of Ethics for Senior Financial Advisors

Our board of directors has adopted a Code of Ethics for Senior Financial Advisors applying to our senior financial advisors, including the principal executive officer and principal financial officer (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. Information contained on the Company’s website is not part of this annual report. In addition, the Company intends to disclose on its website (1) the nature of any amendment to a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver from provisions of the Code that is granted to one of these specified individuals, the name of the person to whom the waiver was granted and the date of the waiver.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during 2010 except that Mr. Carmicle filed one late report on Form 4 on March 28, 2011, reporting one transaction on June 30, 2010.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table indicates the cash and non-cash compensation earned during the years ended 2010 and 2009 by the Company’s principal executive officer and the two most highly compensated executive officers at the end of 2010.

					Equity		All Other
		Salary	Bonus		Awards		Compensation		Total
Name and Principal Position	Year	($)	($)		$		($)		($)
J. Sherman Henderson III,	2010	$287,351	$-		$-		$57,813	(1)	$345,164
Chief Executive Officer	2009	$343,615	$-		$-		$60,375	(2)	$403,990

Elaine G. Bush,	2010	$129,600	$20,000	(3)	$138,750	(4)	$-		$288,350
Chief Financial Officer	2009	$138,294	$-		$-		$-		$138,294

Stephen M. Lochmueller,(5)	2010	$180,000	$50,000	(3)	$277,500	(6)	$6,000	(7)	$513,500
President	2009	$48,461	$-		$-		$-		$48,461

(1)	Includes $44,123 for life insurance, as well as an automobile allowance of $13,690.
(2)	Includes $39,828 for life insurance, as well as an automobile allowance of $13,690 and amounts paid for 401(k) matching contributions.
(3)	Represents bonuses paid in January 2011 for services rendered during the year ended December 31, 2010.
(4)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 75,000 shares of common stock, with an exercise price of $3.90, scheduled vesting over 3 years and a term of ten years.

(5)	Mr. Lochmueller was hired September 1, 2009.
(6)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 150,000 shares of common stock, with an exercise price of $3.90, scheduled vesting over 3 years and a term of ten years.

(7)	Represents automobile allowance paid.

Narrative Disclosure to Summary Compensation Table

Under the 2003 Employment Agreement between J. Sherman Henderson III and LNSI, Mr. Henderson is to receive an annual salary of $450,000 and certain benefits (including the use of an automobile and life insurance, as well as participation in our executive benefit plans).  However, Mr. Henderson agreed to salary reductions in January 2008, July 2009, December 2009 and June 2010, resulting in an annual base salary of $282,000 as of June 1, 2010.  Also, Mr. Henderson has waived any back pay which may have resulted from his reduction in salary.

Mr. Henderson’s employment agreement was initially due to expire on December 31, 2008 but contains a provision automatically renewing it for successive one-year terms.  The current term began on January 1, 2011.  While the agreement contemplates that Mr. Henderson would be eligible for bonuses calculated in accordance with the achievement of certain revenue targets, no bonus plan is currently in place for Mr. Henderson.  Mr. Henderson will receive continuation of his salary for an eighteen month severance period in the event of his termination for reasons other than death or cause, or, in the event of his disability, a severance amount equal to his salary multiplied by the greater of (i) two or (ii) the number of years remaining in his employment term.

Ms. Bush’s annual salary for the years ended December 31, 2010 and 2009 was $129,600 and $138,300, respectively.

Mr. Lochmueller’s current annual salary is $180,000 as of December 31, 2010.  Mr. Lochmueller was appointed as President of Lightyear on April 29, 2010 and previously served as our Chief Operating Officer.

The Lightyear Network Solutions, Inc. 2010 Stock and Incentive Compensation Plan

The Lightyear Network Solutions, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”), which was approved by the stockholders on May 18, 2010, is administered by the board of directors. The 2010 Plan is available for the issuance of awards of up to an aggregate of 1,000,000 shares of common stock to our employees, directors, and independent contractors in the form of stock options, restricted stock, and other stock-based or cash awards. The 2010 Plan is intended to (a) increase our profitability and growth, (b) provide competitive compensation to employees, (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities, and (d) motivate key employees and directors to contribute to our success.

As of December 31, 2010, there were 912,500 options and 16,234 shares of restricted stock outstanding under the 2010 Plan and 71,266 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding equity compensation plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2010.

Outstanding Equity Awards

	Number of securities underlying
	unexercised options		Option Exercise	Option
	Exercisable (#)	Unexercisable (#)(1)	Price ($)	Expiration Date
J. Sherman Henderson III,	-	-
Chief Executive Officer
Elaine G. Bush,	-	75,000	$3.90	May 19, 2020
Chief Financial Officer
Stephen M. Lochmueller,	-	150,000	$3.90	May 19, 2020
President

(1)	Represents options for the purchase of our common stock which were granted on May 19, 2010 and which vest ratably over a three year period.

401(k) Plan

Lightyear maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code.  We may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. During 2010, we did not make any matching contributions.

Other Compensation

            We provide our executive officers with medical, life, dental and vision insurance coverage consistent with that provided to our other employees except that executive officers receive additional life insurance coverage.  Mr. Henderson’s employment agreement provides for $6.0 million in life insurance of which Mr. Henderson’s family or trusts may be the beneficiary.

Director Compensation

The Company’s policy with respect to compensation of directors provides that non-employee directors who are not members of LY Holdings will be compensated on an annual basis, payable in quarterly installments following the end of each quarter of service, according to the following table:

Annual Retainer	$15,000

Chairman of Audit Committee additional retainer	$10,000

Chairman of Compensation Committee additional retainer	$5,000

In addition, non-employee directors who are not members of LY Holdings will be compensated $2,000 per board committee meeting attended, payable following the end of each quarter of service, for each committee meeting held on a day other than a day on which a board meeting is also attended.  In October 2010, the Company granted its non-employee directors who are not members of LY Holdings shares of restricted stock based upon the aggregate annual retainer cash compensation expected to be paid to the directors which is subject to vesting, as described below.  The Company reimburses all directors for the reasonable expenses they incur to attend meetings of the board of directors, board committee and shareholders.

The following table summarizes compensation earned by non-employee directors of Lightyear during the year ended December 31, 2010:

		Fees Earned
		or Paid in	Equity		All Other
Name	Year	Cash	Awards		Compensation	Total
		$	$		$	$
Ronald L. Carmicle	2010	20,750	15,423	(2)	-	36,173
Jeffrey T. Hardesty	2010	8,250	25,702	(3)	-	33,952
W. Bruce Lunsford	2010	9,000	20,563	(4)	-	29,563
Gary R. Donahee	2010	7,750	15,423	(2)	-	23,173
Chris T. Sullivan(1)	2010	-	-		-	-
W. Brent Rice(1)	2010	-	-		-	-

(1)	Messrs. Sullivan and Rice were not compensated for their services on the board of directors for the year ended December 31, 2010.
(2)	Represents the grant date fair value of 3,247 shares of restricted stock granted on October 12, 2010, which vest on the one year anniversary of the date of grant.
(3)	Represents the grant date fair value of 5,411 shares of restricted stock granted on October 12, 2010, which vest on the one year anniversary of the date of grant.
(4)	Represents the grant date fair value of 4,329 shares of restricted stock granted on October 12, 2010, which vest on the one year anniversary of the date of grant.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5, “Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following tables set forth information as of March 30, 2011 regarding beneficial ownership of LNSI and of LY Holdings by the following groups: (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.  The business address of each of the persons listed below is1901 Eastpoint Parkway, Louisville, KY 40223.

The shares of our common stock indicated as being owned by LY Holdings in the following table include both shares of our common stock directly and shares of our convertible preferred stock.  Holders of our convertible preferred stock are entitled to the number of votes equal to the number of shares of our common stock into which such holders’ shares of our convertible preferred stock could be converted, with the holders of the our convertible preferred stock and of our common stock voting together as a single class.

LY Holdings may be deemed to be a "parent" of LNSI as such term is defined in the rules promulgated under the Exchange Act.  LY Holdings’ sole business currently is to hold shares of LNSI.

	LNSI		LY Holdings
	Common Stock		Membership Units
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
	Shares	%(1)	Shares	%(2)
5% or Greater Stockholders
LY Holdings, LLC(3)	19,500,000	65.4%	-	*
Directors and Named Executive Officers
J. Sherman Henderson III(4)	-	*	6,250,000	50.0%
Stephen M. Lochmueller(5)	50,000	*	-	*
Elaine G. Bush(6)	25,000	*	-	*
Chris T. Sullivan(7)	-	*	3,733,750	30.0%
W. Brent Rice(8)	-	*	1,250,000	10.0%
Ronald L. Carmicle	36,000	*	-	*
W. Bruce Lunsford(9)	189,544	*	-	*
Gary R. Donahee	-	*	-	*
Jeffrey T. Hardesty	-	*	-	*
All executive officers and directors as a group (12 persons) (10)	388,044	1.9%	11,233,750	89.9%

*Represents holdings of less than 1% of shares outstanding.

(1)
Based upon 21,644,312 and 9,500,000 shares of our common and preferred stock, respectively, and with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 30, 2011.

(2)	Based upon 12,500,000 membership units of LY Holdings outstanding at March 30, 2011

(3)	LY Holdings, LLC owns 10,000,000 shares of our common stock and 9,500,000 shares of our preferred stock.

(4)
The membership units of LY Holdings beneficially owned by Mr. Henderson include 6,250,000 units held by LANJK, LLC (a limited liability company in which Judy Henderson, Mr. Henderson’s wife, owns 100% of the equity and which is managed by Mr. Henderson).  Mr. Henderson may be deemed to be the beneficial owner of the membership units held by LANJK, LLC.

(5)	Consists of shares of our common stock issuable upon the exercise of stock options.

(6)	Consists of shares of our common stock issuable upon the exercise of stock options.

(7)
The membership units of LY Holdings beneficially owned by Mr. Sullivan include 3,733,750 units held by Sullivan LY, LLC (a limited liability company managed by Mr. Sullivan).  Mr. Sullivan may be deemed to be the beneficial owner of the membership units held by Sullivan  LY, LLC.

(8)
The membership units of LY Holdings beneficially owned by Mr. Rice include 1,250,000 units held by Rice-LY Ventures, LLC (a limited liability company managed by Mr. Rice).  Mr. Rice may be deemed to be the beneficial owner of the membership units held by Rice-LY Ventures.

(9)
Consists of 149,745 shares of our common stock and 39,799 shares of our common stock issuable upon the exercise of warrants owned by Lunsford Capital, LLC. Mr. Lunsford is the voting manager of Lunsford Capital, LLC, and may be deemed to be the beneficial owner of the shares of our common stock held by Lunsford Capital, LLC.  Mr. Lunsford disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)
Consists of 185,745 shares of our common stock, 162,500 shares of our common stock issuable upon the exercise of stock options, and 39,799 shares of our common stock issuable upon the exercise of warrants.  Included in the above calculations are 87,500 shares of our common stock issuable upon exercise of stock options beneficially owned by three executive officers who are not named executive officers and are therefore not specifically identified in the above table.

Pledged Securities

Pursuant to the First LY Holdings Note, as defined herein, LY Holdings has pledged all of its shares of LNSI common stock and 7,500,000 of its LNSI preferred stock as a subordinated security interest in its obligations under the First LY Holdings Note. LY Holdings has pledged 2,000,000 of its LNSI preferred stock as a security interest for Lightyear’s $2,000,000 secured promissory note with First Savings Bank, F.S.B.

Rice-LY Ventures, LLC, a Kentucky limited liability company managed by W. Brent Rice, has pledged 1,250,000 shares, a 10% beneficial interest, of LY Holdings to Sullivan as collateral on the Second LY Holdings Note.

LANJK, LLC, a Kentucky limited liability company managed by J. Sherman Henderson III and wholly owned by Judy Henderson, Mr. Henderson’s wife, has pledged 3,750,000 shares, a 30% beneficial interest, of LY Holdings to Sullivan as collateral on the Second LY Holdings Note.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

This section describes transactions with Lightyear, its parent and its subsidiaries that have occurred since the beginning of the last fiscal year or that have been proposed to which a director or executive officer of Lightyear, a beneficial owner of more than 5% of any class of the securities of Lightyear, or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

Lightyear has adopted policies and procedures for the review, approval, or ratification of related party transactions.

Parent Company

For information regarding the basis of control of, and the percentage of voting securities owned by, Lightyear’s parent company, LY Holdings, LLC, please refer to Item 12 of this annual report on Form 10-K.

Reverse Merger Transaction

In February 2010, LNSI and its direct parent, LY Holdings, entered into a reverse merger transaction (the “RTO”) whereby LY Holdings exchanged 100% of the equity ownership of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of preferred stock of Lightyear.  Also as part of the RTO, certain holders of LY Holdings debt securities exchanged those securities for 3,242,533 shares of LNSI common stock.  As a result of the RTO, LY Holdings and the former holders of LY Holdings debt securities held approximately 69% and 10.5%, respectively, of our then outstanding common stock on a fully-diluted, as-converted basis, and LNSI held all of the equity of Lightyear LLC and approximately $5.15 million of LY Holdings debt securities (the “First LY Holdings Note”).

The First LY Holdings Note bears interest at an annual rate of 5% and quarterly interest payments were scheduled to begin June 30, 2010.  On March 29, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LY Holdings Note or commencing any action until March 31, 2011.  During 2010, (i) the largest aggregate amount of principal outstanding on the First LY Holdings Note was $5.1 million, and (ii) LY Holdings paid no principal on the First LY Holdings Note.  As of March 28, 2011, the principal balance of the First LY Holdings Note was $5.15 million and the accrued but unpaid interest totaled $0.3 million.

Letter Agreements

In consideration of their loans to LY Holdings in July 2004 and July 2008, LY Holdings and Lightyear LLC executed agreements (individually, the “Letter Agreements”) with (i) LANJK, LLC, a Kentucky limited liability company (“LANJK”), (ii) Rice Realty Company, LLC, a Kentucky limited liability company (“RRC”), (iii) Rigdon O. Dees, III, (iv) CTS Equities Limited Partnership, a Nevada limited partnership (“CTS”), and (v) Ronald L. Carmicle (collectively with LANJK, RRC, Mr. Dees and CTS, the “Letter Agreement Holders”) whereby LY Holdings and Lightyear LLC agreed to pay each of the Letter Agreement Holders, in addition to principal and interest payments on the accompanying notes, monthly payments equal to 3% and 4% of the gross commissionable monthly revenue from Lightyear LLC’s sales of wireless service offerings and VoIP offerings, respectively (the “Revenue Payments”).   The Letter Agreements have terms of ten years unless terminated early due to a sale of all or substantially all of LY Holdings.  Upon an early termination event, Lightyear LLC would be obligated to pay the Letter Agreement Holders a termination fee equaling the sum of the Revenue Payments for the immediately preceding twelve full months.

LANJK is managed by J. Sherman Henderson III and is wholly-owned by Mr. Henderson’s wife. RRC is wholly-owned and managed by the wife and two adult children of W. Brent Rice.  CTS is wholly-owned and managed by Mr. Sullivan.  Messrs. Sullivan, Henderson, Rice and Carmicle are currently directors of Lightyear.  Until October 1, 2010, Mr. Dees was a director of Lightyear.  Mr. Henderson is Lightyear’s Chief Executive Officer.  Messrs. Henderson, Sullivan, Rice, Carmicle and Dees are directors of LY Holdings.

The following table summarizes the amounts earned by the Letter Agreement Holders in 2010.

		Wireless		VoIP
		Revenue		Revenue
		Payments		Payments
	Wireless	Earned	VoIP	Earned
Lender	Percentage	2010	Percentage	2010
LANJK, LLC	1.00%	$16,360	0.50%	$11,261
CTS Equities	0.50%	$8,180	0.50%	$11,261
Rice Realty Company	0.50%	$8,180	0.50%	$11,261
Rigdon O. Dees III	0.50%	$8,180	2.00%	$45,043
Ronald Carmicle	0.50%	$8,180	0.50%	$11,261

First Modification to Letter Agreements

On February 12, 2010, LY Holdings, Lightyear LLC and each of the Letter Agreement Holders entered into the First Modification to Letter Agreements, pursuant to which the Letter Agreements were modified to, among other things, release and discharge LY Holdings from all obligations under the Letter Agreements.

Settlement Agreement

In connection with a loan made by Mr. Sullivan to LY Holdings in 2004, on February 11, 2010 LY Holdings issued an amended promissory note (the “Second LY Holdings Note”) to Mr. Sullivan in the original principal amount of $8.0 million, having a maturity date of July 1, 2010.  The Second LY Holdings Note originally bore interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7.0 million and LIBOR plus 7.75% on all amounts owed in excess of $7.0 million. On July 16, 2010, pursuant to the terms of the Second LY Holdings Note, its interest rate was increased to LIBOR plus 5.75% on all amounts owed up to $7 million and LIBOR plus 8.75% on all amounts owed in excess of $7.0 million, neither of which may exceed 10% per annum.

The Second LY Holdings Note is secured by a security interest in (i) all of the Lightyear common stock and 7,500,000 shares of the Lightyear preferred stock held by LY Holdings and (ii) the membership interests in LY Holdings held by LANJK and Rice-LY, LLC, a Kentucky limited liability company managed by Mr. Rice.

On April 29, 2010, Lightyear LLC, LY Holdings, Mr. Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear LLC purchased the Second LY Holdings Note from Mr. Sullivan for an aggregate purchase price of approximately $7.75 million (the “LNS Obligation”); (2) LY Holdings became indebted to Lightyear LLC pursuant to and in the amount of the Second LY Holdings Note; and (3) Lightyear LLC became obligated to reimburse LY Holdings for $260,000 (the “LY Holdings Reimbursement”) in advances made by LY Holdings to Mr. Sullivan after the parties reached an agreement in principle, but before the execution of the Settlement Agreement. Of the entire LNS Obligation, $250,000 was paid contemporaneously with the execution of the Settlement Agreement, and installment payments of $250,000 were scheduled for July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The LNS Obligation bears the same interest terms as the Second LY Holdings Note.

During 2010, (i) the largest aggregate amount of principal outstanding on the LNS Obligation was $7.75 million, and (ii) Lightyear LLC paid $0.5 million in principal on the LNS Obligation.

The maturity date of the LNS Obligation is tied to that of a promissory note made by Mr. Sullivan in favor of Fifth Third Bank (the “Fifth Third Note”).   Payments made under the Settlement Agreement are required to be, and have been to date, made to Fifth Third Bank as payment on the Fifth Third Note, as directed by Mr. Sullivan.

To induce Lightyear LLC to purchase Mr. Sullivan’s rights under the Second LY Holdings Note, the Letter Agreement Holders: (a) granted Lightyear LLC an additional security interest in the Letter Agreements to secure LY Holding’s payments to Lightyear pursuant to the Second LY Holdings Note, and (b) granted Lightyear LLC an option pursuant to which Lightyear LLC may purchase the Letter Agreements for $8.0 million at any time until May 1, 2012.

In an Event of Default, as defined in the Settlement Agreement, Mr. Sullivan may (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void.  If Mr. Sullivan voids the Settlement Agreement, (i) the Second LY Holdings Note reverts to Mr. Sullivan, (ii) Lightyear LLC will have no further obligation to make any payments to Mr. Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear LLC will be credited against the LNS Obligation, and (iv) Mr. Sullivan may pursue remedies of default against LY Holdings and certain Letter Agreement Holders, including the additional security interest.

On August 12, 2010, effective April 29, 2010, LY Holdings, Lightyear LLC, Mr. Sullivan and the Letter Agreement Holders entered into the First Amendment to Settlement Agreement, whereby the parties agreed that: (1) Lightyear LLC’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived; (2) Lightyear LLC would make a $250,000 principal payment on October 1, 2010; (3) Lightyear LLC and LY Holdings agreed to amend the Second LY Holdings Note to make it a demand note; and (4) in the event that Mr. Sullivan voids the Settlement Agreement, LY Holdings will execute a note in favor of Lightyear LLC in an amount equal to Lightyear LLC’s prior aggregate payments to Mr. Sullivan. In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments before October 1, 2010. The parties also clarified that (a) Mr. Sullivan is the beneficiary on our key man life insurance policy; (b) Mr. Sullivan is only permitted to use the $5 million of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds must be returned to Lightyear LLC; and (d) upon repayment of the LNS Obligation in full, Lightyear LLC would become the beneficiary on the key man life insurance policy.

On February 7, 2011, LY Holdings, Lightyear LLC, Mr. Sullivan and the Letter Agreement Holders entered into the Second Amendment to Settlement Agreement (“Amendment No. 2”) amending the Settlement Agreement.

Under Amendment No. 2, the parties:

1.	Acknowledged the aggregate $1.5 million in payments previously made under the Settlement Agreement to Fifth Third Bank by Lightyear LLC, as directed by Mr. Sullivan;

2.	Acknowledged extension of the maturity date of the Fifth Third Note to January 10, 2013;

3.	Modified and extended the maturity date of the Settlement Agreement to January 10, 2013 (the “Maturity Date”); and,

4.	Modified and amended the Settlement Agreement’s payment schedule.

Under the revised payment schedule, Lightyear LLC must: (1) on February 10, 2011 and on the first day of each calendar quarter thereafter, until and including the Maturity Date, make payment of all accrued but unpaid interest under the Settlement Agreement, as amended; (2) on January 10, 2012, make a payment of $1 Million to Fifth Third Bank (as directed by Mr. Sullivan) which will constitute a principal payment under the Settlement Agreement; and, (3) on the Maturity Date, make a final payment of all remaining principal.

As of March 28, 2011, the outstanding principal balance and accrued but unpaid interest of the LNS Obligation under the Settlement Agreement were approximately $6.3 million and $62,000, respectively.

U.S. Fiber

J. Sherman Henderson owns an indirect interest in a Lightyear agency by the name of U.S. Fiber.  U.S. Fiber has a standard Lightyear agent agreement and it earned approximately $19,000 and $26,000 in commissions from Lightyear in 2010 and 2009, respectively.

First Savings Bank Notes/Carmicle Agreement

On March 17, 2010, Lightyear LLC entered into a $1 million secured promissory note (the "2010 FSB Note") with First Savings Bank, F.S.B. (“FSB”), of Clarksville, Indiana.  Borrowings under the 2010 FSB Note were secured by a first priority perfected security interest in all of our tangible and intangible assets, including Lightyear LLC’s lockbox account and its operating account, and by the personal guaranties of J. Sherman Henderson III and Ronald L. Carmicle. Mr. Henderson is Chief Executive Officer and a director of Lightyear.  Mr. Carmicle is a director of Lightyear.

On January 21, 2011, Lightyear entered into a $2.0 million secured promissory note (the "2011 FSB Note") with FSB.  Through March 28, 2011, we have drawn a total of $2.0 million from FSB under this arrangement. We utilized these proceeds to make a $1.0 million payment under the Settlement Agreement.

Borrowings under the 2011 FSB Note were partially secured by the personal guaranties of Messrs. Henderson and Carmicle. Mr. Carmicle’s personal guaranty is limited to $750,000. Pursuant to an agreement dated January 21, 2011, in consideration for his personal guaranty of the 2011 FSB Note, we will pay Mr. Carmicle $60,000 for each year in which such guaranty is in effect, payable in monthly installments of $5,000.

Private Placement

On September 29, 2010, an affiliate of W. Bruce Lunsford, a director of Lightyear, purchased an aggregate of 75 unregistered units (each, a “Unit”) from Lightyear. Each Unit was purchased at a price of $4,000 for aggregate consideration of $0.3 million.

Each Unit consists of:

•	1,000 shares of Lightyear Common Stock;

•	500 warrants (the “Fixed Warrants”), which are currently exercisable, to purchase one share of Common Stock at an exercise price of $4.00 per share (subject to adjustments);

•
2,000 warrants (the “Milestone Warrants”), which become exercisable only pursuant to certain conditions, to purchase one share of Common Stock at an exercise price of $0.01 per share (subject to adjustments); and

•
Up to 600 additional warrants (the “Additional Warrants”) to purchase one share of Common Stock at an exercise price of $0.01 per share, subject to a holding requirement of shares underlying the purchased Units.

The Fixed Warrants and the Milestone Warrants have terms of five and three years, respectively. Fixed Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption on the occurrence of certain conditions.

The Milestone Warrants become exercisable only if we fail to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If we fail to meet a particular Milestone, the Milestone Warrant becomes immediately exercisable with respect to the number of shares associated with that Milestone. If we meet a particular Milestone, then the Milestone Warrant will not be exercisable with respect to the shares associated with that Milestone.

At the end of each calendar quarter following the purchase of the Units, we will issue to the original purchaser of Units an Additional Warrant to purchase 30 shares of Common Stock for every 1,000 shares of Common Stock held by that original purchaser (subject to proration) at an exercise price of $0.01 per warrant share.  The right to Additional Warrants terminates five years from the date of the original issuance of the Common Stock, or upon the transfer of the originally issued Common Stock by the purchaser. Other than the exercise price, the Additional Warrants contain substantially the same terms as the Fixed Warrants.

Henderson Life Insurance Policy

Lightyear maintains a $5 million key man life insurance policy on Mr. Henderson, with Lightyear listed as the beneficiary.  The proceeds from this policy have been assigned to Mr.Sullivan as collateral for the LNS Obligation.  In 2010, Lightyear paid approximately $81,000 in premiums on this policy.

Josh Henderson

Since 2008, Josh Henderson, son of J. Sherman Henderson III, has maintained a representative position in the Direct Selling channel through an entity he controls by the name of Rover One, LLC.  Rover One, LLC earned approximately $88,000 in commissions from Lightyear in 2010.

W. Brent Rice

W. Brent Rice is a partner in the firm of McBrayer, McGinnis, Leslie and Kirkland (the “McBrayer Firm”) in Lexington, Kentucky.  The Company paid the McBrayer Firm approximately $38,000 to represent it in certain legal matters in 2010.

Director Independence

The board of directors has determined that W. Bruce Lunsford, Gary R. Donahee and Jeffrey T. Hardesty are considered independent directors.  The board of directors has adopted the NASDAQ rules regarding director independence which define persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.   The board of directors has determined that Ronald L. Carmicle, a member of the Compensation Committee, is not “independent” under the NASDAQ rules for director independence.

ITEM 14.  Principal Accounting Fees and Services.

Marcum LLP (“Marcum”) was our independent registered public accountant (“Principal Accountant”) at the years ended December 31, 2010 and 2009. Marcum were responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.
Fees incurred related to our Principal Accountant for each of the past two years are set forth below. All fees incurred related to our Principal Accountant were pre-approved by the Audit Committee.

	Year ended December 31,
	2010	2009
Audit fees	$155,916	$129,100
Audit-related fees	209,150	93,157
Tax fees	-	-
All other fees	-	-
Total fees paid to Principal Accountants	$365,066	$222,257

Audit Fees

The aggregate fees incurred for audit services were $155,916 and $129,100 for the years ended December 31, 2010 and 2009, respectively, which included the cost of the audits of the consolidated financial statements included in our annual Form 10-K’s for each respective year and the reviews of the related quarterly Form 10-Q’s.

Audit-Related Fees

The aggregate fees incurred for audit related services was $209,150 and $93,157 for discussions related to contemplated acquisitions, work on the reverse merger and Form S-8 during the years ended December 31, 2010 and 2009.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

Effective with the formation of our Audit Committee, all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors will be pre-approved, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the board of directors prior to the completion of the audit. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements.

See Table of Contents to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

See Table of Contents to Consolidated Financial Statements.

(3)	Exhibits.

Exhibit No.	Description

2.1
Master Transaction Agreement by and between LY Holdings, LLC, Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

2.2
Securities Exchange Agreement by and between LY Holdings, LLC and Registrant dated as of February 12, 2010, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

2.3
Form of Securities Contribution Agreements by and between Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010, incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

Exhibit No.	Description

2.4
Asset Purchase Agreement by and among SouthEast Telephone, Inc., Registrant and SE Acquisitions, LLC, dated as of June 30, 2010, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2010.

3.1	Amended and Restated Articles of Incorporation of Registrant, dated April 12, 2010, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 12, 2010.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed on March 15, 2001.

4.1	Form of Subscription Agreement, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 28, 2010.

4.2	Form of Fixed Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 28, 2010.

4.3	Form of Milestone Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 28, 2010.

4.4	Form of Additional Warrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

4.5	Form of Selling Agent Warrant, incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.1
Employment Agreement between LY Holdings, LLC (f/k/a LY Acquisition LLC) and J. Sherman Henderson III dated as of July 30, 2003 (as assumed by Registrant) , incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

10.2
Executive Employment Agreement by and between Registrant and Randy Ammon dated as of April 29, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 29, 2010.

10.3	Form of Wireless Letter Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

10.4	Form of VoIP Letter Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

10.5	First Modification to Letter Agreements, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

10.6	Promissory Note of LY Holdings, LLC to Registrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 12, 2010.

10.7
Promissory Note, dated as of March 17, 2010 by Lightyear Network Solutions, LLC to First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

10.8
Absolute Continuing Guaranty Agreement, dated March 17, 2010, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

10.9
Absolute Continuing Guaranty Agreement, dated March 17, 2010, by Ronald L. Carmicle in favor of First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

10.10
Security Agreement, dated March 17, 2010 by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

Exhibit No.	Description

10.11
Lockbox and Account Control Agreement, dated March 17, 2010 by and among Lightyear Network Solutions, LLC, Fifth Third Bank and First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 17, 2010.

10.12
Modification of Note, executed August 3, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 30, 2010.

10.13
Second Modification of Note, executed November 10, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B., incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.14
Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of April 29, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2010.

10.15
Fifth Amended and Restated Commercial Note made by LY Holdings, LLC in favor of Chris T. Sullivan on February 11, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 29, 2010.

10.16
First Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle executed August 12, 2010, but effective as of April 29, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.17
Lightyear Network Solutions, Inc. 2010 Stock and Incentive Compensation Plan, including a form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2010.

10.18
Form of Restricted Stock Award Agreement pursuant to the 2010 Stock and Incentive Compensation Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.19
Registration Rights Agreement by and among Registrant and Certain Purchasers, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.20
Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of November 11, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.21*	Agreement by and between Bellsouth Telecommunications, Inc., d/b/a AT&T Kentucky and Southeast Telephone, Inc. dated as of July 25, 2008.**

10.22*	Commercial Agreement by and between various AT&T ILECs and Southeast Telephone, Inc.**

10.23*	Private Commercial Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.**

10.24*	Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.**

10.25*	Lease and Option to Purchase Agreement by and between Pike County, KY and Southeast Telephone, Inc. dated as of January 1, 2004.**

10.26*	Promissory Note by the Registrant and SE Acquisitions, LLC in favor of Community Trust Bank, Inc. dated October 1, 2010.

10.27*	Security Agreement by and among Registrant, SE Acquisitions, LLC and Community Trust Bank, Inc. dated as of October 1, 2010.

Exhibit No.	Description

10.28*	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of March 29, 2011.

21.1*	List of Subsidiaries of Lightyear Network Solutions, Inc.

23.1*	Consent of Marcum, LLP

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	Section 1350 Certification

*   Filed herewith

** Assumed by SE Acquisitions, LLC on October 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/	J. Sherman Henderson III
J. Sherman Henderson III, CEO

By:	/s/	Elaine G. Bush
Elaine G. Bush, CFO

Date:  March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. Sherman Henderson III	Chief Executive Officer	March 30, 2011
J. Sherman Henderson III	(Principal Executive Officer)

/s/ Elaine G. Bush	Chief Financial Officer	March 30, 2011
Elaine G. Bush	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chris T. Sullivan	Director	March 30, 2011
Chris T. Sullivan

/s/ Brent Rice	Director	March 30, 2011
Brent Rice

/s/ Ronald L. Carmicle	Director	March 30, 2011
Ronald L. Carmicle

/s/ W. Bruce Lunsford	Director	March 30, 2011
W. Bruce Lunsford

/s/ Gary R. Donahee	Director	March 30, 2011
Gary R. Donahee

/s/ Jeffrey T. Hardesty	Director	March 30, 2011
Jeffrey T. Hardesty