Form 10-Q
period 2011-03-31
Lightyear Network Solutions, Inc.
filed 2011-05-13
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of May 11, 2011, there were 22,086,641 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended March 31, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	20

ITEM 4. Controls and Procedures.	20

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	22

ITEM 4. (Removed and Reserved)	22

ITEM 5. Other Information.	22

ITEM 6. Exhibits.	23

Signatures.	24

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$770,673	$1,009,209
Accounts receivable, net	6,103,184	6,150,424
Vendor deposits	1,885,746	1,686,911
Inventories, net	455,616	333,555
Deferred tax asset - current portion, net	-	56,939
Prepaid expenses and other current assets	2,230,324	2,287,875
Total Current Assets	11,445,543	11,524,913

Property and equipment, net	7,263,215	7,202,904
Intangible assets, net	2,626,664	2,763,666
Other assets	318,126	311,482
Total Assets	$21,653,548	$21,802,965

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$6,594,102	$7,160,116
Interest payable - related parties	63,206	113,818
Accrued agent commissions	602,894	569,833
Accrued agent commissions - related parties	15,254	25,036
Deferred revenue	2,064,614	2,017,188
Other liabilities	2,360,808	1,886,224
Other liabilities - related parties	133,221	97,383
Short term borrowings	-	320,428
Current portion of notes payable	1,036,462	529,899
Current portion of capital lease obligations	316,346	348,178
Current portion of obligations payable - related parties	1,000,000	-
Total Current Liabilities	14,186,907	13,068,103
Notes payable, non-current portion	3,591,556	2,227,987
Capital lease obligation, non-current portion	925,398	985,871
Obligations payable - related parties, non-current portion	5,250,000	7,250,000
Deferred tax liability, non-current portion, net	326,683	507,422
Total Liabilities	24,280,544	24,039,383

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $.001 par value; 9,500,000 shares authorized; 9,500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010; aggregate liquidation preference of $20,470,027 at March 31, 2011	9,500	9,500
Common stock, $.001 par value; 70,000,000 shares authorized; 21,644,312 and 20,306,292 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21,644	20,306
Notes and receivables from affiliate	(13,666,653)	(13,478,920)
Additional paid-in capital	9,029,592	8,898,069
Retained earnings	1,978,921	2,314,627
Total Stockholders' Deficiency	(2,626,996)	(2,236,418)
Total Liabilities and Stockholders' Deficiency	$21,653,548	$21,802,965

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months
	Ended March 31,
	2011	2010

Revenues	$18,630,391	$11,267,695
Cost of revenues	12,042,114	7,622,442
Gross Profit	6,588,277	3,645,253
Operating Expenses
Commission expense	1,554,142	1,174,176
Commission expense - related parties	38,053	78,217
Depreciation and amortization	420,076	60,396
Bad debt expense	309,737	395,523
Transaction expenses	-	356,087
Selling, general and administrative expenses	4,847,699	2,510,846
Total Operating Expenses	7,169,707	4,575,245
Loss From Operations	(581,430)	(929,992)
Other Income (Expense)
Interest income	7,992	13,368
Interest income - related parties	187,733	-
Interest expense	(82,596)	(1,069)
Interest expense - related parties	(100,428)	(202,892)
Amortization of deferred financing costs	-	(68,423)
Amortization of deferred financing costs - related parties	-	(69,345)
Amortization of debt discount - related parties	-	(100,860)
Change in fair value of derivative liabilities - related parties	-	83,097
Other income	109,223	-
Total Other Income (Expense)	121,924	(346,124)
Loss before income taxes	(459,506)	(1,276,116)
Income tax benefit	123,800	-
Net Loss	(335,706)	(1,276,116)
Cumulative Preferred Stock Dividends	(374,796)	-
Loss Attributable to Common Stockholders	$(710,502)	$(1,276,116)
Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.09)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,587,544	14,568,156

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Deficiency

(unaudited)

					Notes
					And
	Convertible				Receivables	Additional
	Preferred Stock		Common Stock		From	Paid-In	Retained
	Shares	Amount	Shares	Amount	Affiliate	Capital	Earnings	Total

Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(187,733)	-	-	(187,733)

Issuance of common stock in connection with the exercise of milestone warrants	-	-	1,338,020	1,338	-	(1,338)	-	-

Stock-based compensation	-	-	-	-	-	132,861	-	132,861

Net loss	-	-	-	-	-	-	(335,706)	(335,706)

Balance - March 31, 2011	9,500,000	$9,500	21,644,312	$21,644	$(13,666,653)	$9,029,592	$1,978,921	$(2,626,996)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(335,706)	$(1,276,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,076	60,396
Provision for bad debt expense	309,737	395,523
Stock-based compensation	132,861	-
Interest income from affiliate	(187,733)	-
Amortization of deferred financing costs	-	68,423
Amortization of deferred financing costs - related party	-	69,345
Amortization of debt discount - related party	-	100,860
Change in fair value of derivative liabilities - related party	-	(83,097)
Deferred taxes	(123,800)	-
Gain on sale of fixed asset	(109,315)	-
Changes in operating assets and liabilities:
Accounts receivable	(262,497)	(114,738)
Other assets	(6,644)	(7,160)
Vendor deposits	(198,835)	164,999
Inventories	(122,061)	15,669
Prepaid expenses and other current assets	57,551	(37,476)
Accounts payable	(566,014)	(1,210,273)
Interest payable - related parties	(50,612)	89,751
Accrued agent commissions	33,061	(6,994)
Accrued agent commissions - related parties	(9,782)	(32)
Deferred revenue	47,426	1,165
Other liabilities	474,584	248,283
Other liabilities - related parties	35,838	34,827
Total Adjustments	(126,159)	(210,529)
Net Cash Used in Operating Activities	(461,865)	(1,486,645)

Cash Flows From Investing Activities
Purchases of property and equipment	(425,331)	(12,758)
Proceeds from sale of fixed asset	191,261	-
Net Cash Used in Investing Activities	(234,070)	(12,758)

Cash Flows From Financing Activities
Repayments of obligations payable - related parties	(1,000,000)	-
Repayments of capital lease obligations	(92,305)	(10,526)
Repayments of short term borrowings	(320,428)	-
Repayments of notes payable	(129,868)	-
Proceeds from notes payable	2,000,000	-
Proceeds from obligations payable - related parties, net [1]	-	1,826,980
Payments of deferred debt financing costs	-	(94,300)
Net Cash Provided by Financing Activities	457,399	1,722,154
Net (Decrease) Increase In Cash	(238,536)	222,751

Cash - Beginning	1,009,209	440
Cash - Ending	$770,673	$223,191

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)

	For The Three Months Ended March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$229,483	$113,143

Non-cash financing activites:
Forgiveness of indebtedness to Former Parent	$-	$25,292,175
Stock issued in exchange for note receivable	$-	$5,149,980

[1]	Face value of obligations payable to Former Parent of $2,099,980, less selling commissions withheld of $273,000 during the three months ended March 31, 2010.

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A—Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear,” or the “Company”) as of March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2010 which were filed with the Securities and Exchange Commission on March 30, 2011. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

Organization and Operations

Lightyear Networks Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, organized in 2003 (“Lightyear LLC’), and SE Acquisitions, LLC d/b/a SouthEast Telephone, organized June 22, 2010, (“SouthEast”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 60,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheet, results of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company and its wholly-owned subsidiaries are managed as a single business and a single segment.   Activity of its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, the valuation allowance related to deferred tax assets, the valuation of equity and derivative instruments, and the valuation of assets acquired in connection with SouthEast’s October 1, 2010 purchase of the business and assets of SouthEast Telephone, Inc. (“SETEL”).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $889,618 and $559,468 as of March 31, 2011 and December 31, 2010, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Income Taxes

Effective February 12, 2010, the date of the Company’s recapitalization, LNSI began being taxed as a corporation. The Company’s subsidiaries are organized as limited liability companies, and have elected to be treated as disregarded entities for income tax purposes, with taxable income or loss passing through to LNSI, the parent.  The individual entities file state and local income tax returns in certain jurisdictions and are subject to minimum taxes which are based on measures other than income.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. As of March 31, 2011 and December 31, 2010, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2011. The Company files income tax returns with most states. As of May 13, 2011, the tax returns for the year ended December 31, 2010 have not yet been filed. The Lightyear LLC tax returns for the prior three years remain open.

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

Revenue Recognition—Continued

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable, short term borrowings and accounts payable each of which approximate their fair values based upon their short term nature.  The Company’s other financial instruments include note payable, capital lease obligations and obligations payable.  The carrying value, of these instruments, approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At March 31, 2011 and December 31, 2010, the Company had reserves for obsolete inventory of approximately $25,000.

The Company continually analyzes its slow-moving, excess and obsolete inventories.  Products that are determined to be obsolete are written down to net realizable value.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders, after deducting the cumulative undeclared dividends on the Company’s preferred stock, by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding for the three months ended March 31, 2011 includes the weighted average underlying shares exercisable with respect to the issuance of 113,115 warrants exercisable at $0.01 per share.  In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration.  Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive.  At March 31, 2011, 9,500,000 shares of preferred stock, plus outstanding stock options and warrants to purchase 908,000 and 1,447,838 shares of common stock, respectively, an aggregate of 11,855,838 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.  At March 31, 2010, no potentially dilutive instruments existed.

Reclassifications

Certain 2010 amounts have been reclassified for comparative purposes to conform to the fiscal 2011 presentation. These reclassifications have no impact on previously reported earnings.

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through the date of the reverse merger transaction on February 12, 2010, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of March 31, 2011, Lightyear had a cash balance of $0.8 million and a working capital deficit of $2.7 million.

Partially aided by the addition of SouthEast, the Company expects its operating activities to be self sufficient from a cash perspective through March 31, 2012, but there can be no assurance that this objective will be met.  The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  The Company is currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the obligations payable – related parties.

Note C—Acquisition

Acquisition of SETEL Net Assets

On October 1, 2010, SouthEast purchased substantially all of the business and assets of SETEL. The purchase price paid consisted of 200,000 shares of common stock of LNSI, valued at $950,000, based upon the Company’s closing stock price of $4.75 on September 30, 2010, the assumption of certain liabilities and a cash payment of $436,656 in order to pay any administrative and priority claims of SETEL.  The Company paid the $436,656 in claims with a portion of the cash acquired from SETEL.  SouthEast also assumed SETEL’s remaining obligations under certain notes payable and capital leases. The Company began consolidating the results of operations of SouthEast beginning October 1, 2010.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note C—Acquisition—Continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company and SETEL for the three months ended March 31, 2010, as if the acquisition occurred on January 1, 2010.

For the
Three Months Ended
March 31, 2010

Revenues	$18,265,062

Net loss attributable to common stockholders	$(1,250,503)

Pro-forma net loss per common share - basic and diluted	$(0.08)

Pro-forma weighted average shares outstanding – basic and diluted	14,768,156

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of the net assets of SETEL had been completed as of the beginning of 2010, nor are they necessarily indicative of future consolidated results.

Note D—Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Excise, state and local taxes payable	$773,902	$701,757
Other accrued expenses	677,016	442,367
Payroll, payroll taxes and bonuses	616,376	507,542
Customer security deposits	293,514	234,558

Totals	$2,360,808	$1,886,224

Note E—Notes Payable

On January 21, 2011, the Company entered into a $2,000,000 secured promissory note (the “Note”) arrangement with a bank.  The Note is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, LLC (“LY Holdings”), as well as the personal guaranties of certain directors of the Company, and a guaranty by Lightyear LLC. The Note matures on January 21, 2013, will bear interest at a rate equal to the Prime Rate plus 4.0%, but not less than 7.0% per annum. Pursuant to the terms of the Note, the Company will make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012, and July 21, 2012.  The final $1,000,000 principal payment is due on January 21, 2013. On January 25, 2011, from the proceeds of this Note, $1,000,000 was paid to a bank on behalf of Chris T. Sullivan (“Sullivan”), to repay a portion of the $7,250,000 obligations payable – related parties. Pursuant to an agreement, in consideration for his personal guaranty, the Company will pay one of its directors, $60,000 for each year in which the guaranty is in effect, payable in monthly installments of $5,000.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Related Party Transactions

Lightyear has significant transactions with its former parent, LY Holdings, and members of LY Holdings and deals with certain companies or individuals which are related parties either by having owners in common or because they are controlled by members of LY Holdings, directors and/or officers of the Company or by relatives of members of LY Holdings, directors and/or officers of the Company.  Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

Obligations Payable

On April 29, 2010, as amended on August 12, 2010, the Company purchased a $7,750,000 LY Holdings demand note receivable resulting in an obligation payable of $7,750,000 to a related party, Sullivan, who is a director of the Company (the “Settlement Agreement”). The obligation payable – related party bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum.  Principal payments of $250,000 are scheduled to be paid on the first day of each quarter beginning October 1, 2010, until and including the maturity date. The maturity date was the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan.

On February 7, 2011, Lightyear LLC, along with Sullivan and other parties entered into the Second Amendment to the Settlement Agreement. Under this amendment, the parties acknowledged (a) the aggregate $1,500,000 in payments previously made on the underlying bank loan under the Settlement Agreement, as well as (b) the extension of the maturity date of the underlying bank loan to January 10, 2013 (the “Maturity Date”). The amendment also modified and extended the maturity date of the obligation payable – related party to January 10, 2013 and modified and amended the payment schedule as follows:

•	On February 10, 2011 and on the first day of each calendar quarter thereafter (through and including the maturity date) Lightyear LLC will make payment of all accrued but unpaid interest.

•	On January 10, 2012, Lightyear LLC will make a payment of $1,000,000 on Sullivan’s underlying bank loan, as directed by Sullivan.

•	On the Maturity Date, Lightyear LLC will make a final payment of all remaining principal of $5,250,000.

At March 31, 2011 and December 31, 2010, the Company had outstanding $6,250,000 and $7,250,000 on this obligation payable – related party, respectively.

Other

An officer of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $4,000 in commissions from Lightyear during the three months ended March 31, 2011 and $5,000 during the three months ended March 31, 2010, respectively.

Since 2008, an employee (and son of an officer) of the Company, has maintained a representative position in a direct selling entity which earned approximately $13,000 in commissions from Lightyear during the three months ended March 31, 2011 and $33,000 during the three months ended March 31, 2010, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to certain directors of the Company. During the three months ended March 31, 2011 and 2010, Lightyear recorded approximately $38,000 and $35,000 of VoIP and wireless revenue override expense, respectively.

Pursuant to an officer’s employment agreement, Lightyear provides life insurance coverage consisting of $3,000,000 under a whole life policy and $5,000,000 under a term life insurance policy. Lightyear also maintains $5,000,000 in key man life insurance on the same officer. The proceeds from $2,000,000 of the term life insurance and the full key man life insurance have been assigned to Sullivan as collateral for the obligations payable – related parties (see Note J, Subsequent Events, Consulting and Non-Competition Agreement, for additional details). Aggregate insurance premium expense for these policies was approximately $19,000 for the three months ended March 31, 2011 and $25,000 for the three months ended March 31, 2010, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G—Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 27%, 25% and 11% during the three months ended March 31, 2011 from three suppliers. The Company acquired approximately 43% and 11% during the three months ended March 31, 2010 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note H—Stockholders’ Deficiency

Preferred Stock Dividends

Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum. Through March 31, 2011, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its preferred stock, $0.001 par value per share. Cumulative undeclared dividends on the Company’s preferred stock at the rate of 8% per annum total $374,796 or $0.040 per share for the three months ended March 31, 2011.

Milestone Warrants

From June to September 2010, the Company sold unregistered units. Each unit consisted of shares of common stock and a variety of warrants, including warrants to purchase shares of common stock at an exercise price of $0.01 per share with a three year term, which become exercisable if specified milestones are not met (the “Milestone Warrants”).

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

As of March 31, 2011, none of the remaining Milestone Warrants are exercisable (see Note J, Subsequent Events, for additional details).

Stock Option Grants

The Company recognized approximately $114,000 of stock-based compensation expense during the three months ended March 31, 2011, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2011, options to purchase 4,500 shares of common stock at an exercise price of $3.90 per shares were forfeited. As of March 31, 2011, there were 908,000 outstanding stock options with a weighted average exercise price of $4.04, a weighted average remaining contractual life of 9.2 years and no intrinsic value. As of March 31, 2011, there was approximately $1,238,000 of unrecognized employee stock-based compensation expense that will be amortized over a weighted average period of 2.2 years. As of March 31, 2010, there was no stock-based compensation expense, as no stock options were granted.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency—Continued

Restricted Stock Grants

The Company recognized approximately $19,000 of stock-based compensation expense during the three months ended March 31, 2011, related to non-employee restricted stock grants, which is reflected as professional fees expense in the condensed consolidated statements of operations. As of March 31, 2011, there was approximately $42,000 of unrecognized non-employee stock-based compensation expense related to 16,234 unvested restricted stock grants with a weighted average grant date fair value of $4.75 that will be amortized over a weighted average period of 0.5 years. As of March 31, 2010, there was no stock-based compensation expense, as there were no restricted stock grants.

Notes Receivable from Affiliate

On February 12, 2010, certain investors contributed a note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The principal of $5,149,980 and the related interest receivable of $291,362 at March 31, 2011, are recorded as a contra-equity item because they represent receivables from an affiliate, LY Holdings. The maturity date of this note receivable is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On March 29, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under this note receivable or commencing any action until March 31, 2011. On May 11, 2011, LNSI agreed to continue to forbear again from demanding payment of past due interest until June 30, 2011. Interest income on the note receivable was $63,493 and $0 for the three months ended March 31, 2011 and 2010, respectively.

The $7,750,000 note receivable from LY Holdings and the related interest receivable of $475,311 at March 31, 2011 are recorded as contra-equity items because they represent receivables from an affiliate. The maturity date is the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the obligation payable – related party, which is currently January 10, 2013. The note receivable bears interest at a rate of LIBOR plus 4.75% on the balance up to $7,000,000 and LIBOR plus 7.75% on the balance in excess of $7,000,000, neither of which will exceed 10% per annum. Interest income on the note receivable was $124,240 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Note I—Commitments and Contingencies

Litigation

As of March 31, 2011, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Billing Disputes

As of March 31, 2011, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the consolidated financial statements of the Company.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note J—Subsequent Events

Consulting and Non-Competition Agreement

On April 21, 2011, the Company entered into an agreement with J. Sherman Henderson, III (“Henderson”), who was at time of the agreement, the Company’s Chief Executive Officer.  Under the agreement, Henderson will serve in an advisory capacity and with the honorary title of Founder and Chair Emeritus and will provide consulting services to the Company commencing on May 1, 2011 and terminating on April 30, 2012. Henderson will receive a stipend of $296,000, paid ratably over the term of the contract, and the agreement contains certain provisions relating to confidentiality, noncompetition and other covenants on confidential materials and related matters. The term of the agreement will end earlier upon the occurrence of either (i) a change in control of Lightyear, (ii) the material breach of the agreement by either party, which is not cured within fifteen days upon written notice, or (iii) upon the resignation by Henderson as a consultant.  Under the agreement, Henderson was assigned a $5,000,000 term life insurance policy, and Henderson will be responsible for all premiums due on the policy following the assignment.  In addition, a director has waived his rights to $2,000,000 of the proceeds of the term life insurance policy, which had been assigned as additional collateral for the obligation payable – related party.  Henderson has not been released from any pledges or personal guarantees previously made by him for the benefit of the Company or any of its affiliates.  The agreement terminates Henderson’s employment agreement with the Company.  Henderson will remain a director of the Company for the remainder of his current term, and LY Holdings has agreed to vote its shares of Company stock in favor of Henderson as a director of the Company during the term of the agreement.

Restricted Stock Forfeiture

On April 21, 2011, a director resigned and, as a result, he forfeited 3,247 shares of restricted stock.

Milestone Warrants

On April 27, 2011, the Company did not meet the sixth milestone included in the outstanding Milestone Warrants.  As a result of not meeting the sixth milestone, the warrants associated with this milestone were immediately vested and automatically exercised on a cashless basis.  The Company issued 445,576 shares of its common stock to investors on April 28, 2011 in connection with the exercise of these Milestone Warrants.

Cash Surrender Value of Life Insurance

On May 5, 2011, the Company elected to withdraw the cash surrender value from the $3,000,000 whole life insurance policy and is scheduled to receive the $0.3 million in cash surrender value included in other assets at March 31, 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three months ended March 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of Lightyear’s Form 10-K filed March 30, 2011. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Lightyear, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a SouthEast Telephone, a Kentucky limited liability company (“SouthEast”), provides telecommunications services throughout the United States primarily through a distribution network of authorized agents.  In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services.  Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company.

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 44 states.  We sell our products and services primarily through a distribution network of more than 6,000 authorized independent agents and representatives.

Lightyear provides service to approximately 60,000 customer locations as of March 31, 2011, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, as well as a nationwide distribution network through which additional new concentrations may be built, which are expected to result in higher margins than previously reported.

In Q4 2010, Lightyear and its wholly-owned subsidiary, SouthEast, completed the acquisition of the business and assets of SouthEast Telephone, Inc. (“SETEL”).  SETEL filed for bankruptcy under Chapter 11 in September 2009.  SouthEast, with approximately 31,000 customer lines, provides us with voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.

Many of the same economic conditions and market pressures which affected our results of operations in 2010, continued to persist in the first quarter of 2011.  In 2010, major challenges we faced were heightened competition and bad debt expense.  By developing a more robust pre-paid product and increasing customer credit requirements, we were able to reduce our provision for bad debt expense to $1.0 million for the year ended December 31, 2010.  For the quarter ended March 31, 2011, our provision for bad debt expense was $0.3 million, which was $0.1 million below the provision for bad debt expense for the three months ended March 31, 2010.

Impact of SouthEast

Our acquisition of SouthEast provides us with additional network infrastructure which we believe will enable us to lower our costs on our existing business.  From SouthEast alone, we expect to increase our 2011 annual revenues by over $22.0 million over the levels for the year ended December 31, 2010.  Furthermore, we have implemented steps that will enable us to lower our operating costs as a percentage of our revenues.  These steps have included the consolidation of our back office and bill printing functions and the implementation of improved credit standards upon the granting of credit to our customers.

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

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•
selling, general and administrative expenses which consists of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other Income (Expense)

•	Interest income – related parties represents interest earned on the First and Second LYH Notes (See discussion – Liquidity and Capital Resources – Overview); and
•	Interest expense – related parties currently represents interest payable on the LNS Obligation and formerly on the loans payable to LY Holdings, LLC (“LY Holdings”);

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

The table below summarizes the results of operations for the quarters ended March 31, 2011 and 2010.  The operating results of SouthEast are shown separately in order to quantify the impact of the acquisition of SouthEast on consolidated results.

	Quarter Ended March 31, 2011				Quarter Ended March 31, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Revenues	$18,630,391	$(1,117,222)	$7,472,530	$12,275,083	$11,267,695
Cost of revenues	12,042,114	(1,117,222)	4,995,888	8,163,448	7,622,442
Gross Profit	6,588,277	-	2,476,642	4,111,635	3,645,253

Operating Expenses
Commission expense	1,592,195	-	104,506	1,487,689	1,252,393
Depreciation expense	420,076	-	375,202	44,874	60,396
Bad debt expense	309,737	-	66,022	243,715	395,523
Transaction expenses	-	-	-	-	356,087
Selling, general and administrative expenses	4,847,699	-	1,960,891	2,886,808	2,510,846
	7,169,707	-	2,506,621	4,663,086	4,575,245
Loss From Operations	$(581,430)	$-	$(29,979)	$(551,451)	$(929,992)

Revenues

Revenues were approximately $18.6 million and $11.3 million, respectively, for the quarters ended March 31, 2011 and 2010, an increase of $7.3 million or 65%.  The SouthEast acquisition (net of eliminations) accounted for $6.3 million or 86% of the total revenue increase.  The following table presents our operating revenues by product category for the quarters ended March 31, 2011 and 2010.

	(in millions)
					Quarter Ended
	Quarter Ended March 31, 2011				March 31, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Voice service	$4.9	$(1.2)	$0.4	$5.7	$5.0
Local service	5.5	-	3.6	1.9	2.1
VoIP	1.0	-	-	1.0	1.1
Data services	1.9	-	1.0	0.9	1.0
Wireless services	0.9	-	-	0.9	0.6
CABS	2.2	-	2.2	-	-
Other services	2.2	-	0.3	1.9	1.5
TOTAL	$18.6	$(1.2)	$7.5	$12.3	$11.3

Cost of Revenues

Cost of revenues for the quarters ended March 31, 2011 and 2010 amounted to approximately $12.0 million (65% of revenue) and $7.6 million (68% of revenue), respectively, an increase of $4.4 million or 58%.  The acquisition of SouthEast (net of eliminations) accounted for $3.9 million (89%) of the total cost of sales increase.

Gross Margin

Gross Margins were approximately $6.6 million (35% of revenue) and $3.6 million (32%), respectively for the quarters ended March 31, 2011 and 2010, an increase of $2.9 million or 81%, or a 3% increase in the gross margin percentage.  The acquisition of SouthEast accounted for $2.5 million of the dollar increase and most of the margin increase, while Lightyear LLC contributed an incremental $0.5 million.

Operating Expenses

Operating expenses related solely to Lightyear LLC increased $0.1 million or 2% to $4.7 million from $4.6 million for the quarters ended March 31, 2011 and 2010, respectively.  The increase was primarily attributable to the $0.2 million increase in commission expense offset by a decrease of $0.2 million in bad debt and small variances in other areas.  Selling, general and administrative expenses increased by $0.4 million or 15% to $2.9 million from $2.5 million, primarily as a result of costs related to compliance with public company regulations.  Commission expenses increased by $0.2 million or 19% to $1.5 million (12% of revenues) from $1.3 million (11% of revenues), primarily as a result of higher commissionable revenues.  Depreciation and amortization expense decreased by approximately $0.02 million or 26% to $0.04 million from $0.06 million.  Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income increased to $0.2 million from $0.01 million due to the recording of interest income on the LYH Notes.  Interest expense decreased $0.02 million or 10% to $0.2 million from $0.2 million, due to a decrease in interest expense associated with the forgiveness of the intercompany indebtedness, partially offset by the recording of interest expense associated with the LNS Obligation.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses.  Through the date of the reverse merger transaction, Lightyear had an accumulated member’s deficit of approximately $26.6 million.  As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash.  As of March 31, 2011, Lightyear had a cash balance of $0.8 million and a working capital deficit of $2.7 million.

Historically, Lightyear’s working capital had come from loans from LY Holdings.  In connection with the reverse merger transaction, our debt and interest obligations to LY Holdings were extinguished.  We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions over the past 18 months, all toward the goal of achieving positive cash flow from operations within the coming twelve months.

Currently, the significant items impacting Lightyear’s liquidity are aggregate notes and interest receivable from LY Holdings of $13.7 million (see items (a) and (b), below), aggregate obligations and interest payable to Chris T. Sullivan (“Sullivan”), who is a director of the Company, of $6.3 million, $2.0 million of a secured note payable entered into on January 21, 2011 with a bank and $2.6 million of secured notes payable entered into on October 1, 2010.  LY Holdings’ principal assets are 10 million shares of Lightyear common stock and 9.5 million shares of Lightyear preferred stock, which are convertible into the same number of shares of common stock.

The notes and interest receivable from LY Holdings are reflected as contra-equity items, and reported within “Stockholders’ Deficiency” on the balance sheet.  The obligations to Sullivan are reflected as current and non-current liabilities on the balance sheet and the current liability of $1.0 million is reflected in the working capital deficit cited above.

(a)
These receivables due from LY Holdings include a $5.15 million note receivable (“First LYH Note”) and a related $0.3 million interest receivable as of March 31, 2011.  The First LYH Note was contributed to Lightyear by the LY Holdings Convertible Debtholders in exchange for shares of our common stock, pursuant to the Exchange Transaction.  The First LYH Note has a maturity date of December 31, 2011 and interest is payable at each quarter end, beginning June 30, 2010.  On March 29, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until March 31, 2011. On May 11, 2011, LNSI agreed to continue to forbear again from demanding payment of past due interest until June 30, 2011. The obligations under the First LYH Note are secured by a subordinated security interest in certain assets of LY Holdings, specifically including its interests in Lightyear’s common stock and preferred stock.

(b)
The LY Holdings receivables also include a $7.75 million note receivable (“Second LYH Note”) and a related $0.5 million interest receivable as of March 31, 2011, both of which are reflected as contra-equity items on the balance sheet.  The Second LYH Note was purchased by Lightyear pursuant to the Settlement Agreement.  The Second LYH Note is a demand note.   The obligations under this note are secured by a security interest in LY Holdings’ interests in Lightyear’s common stock and preferred stock and certain interests in LY Holdings, excluding Sullivan’s interest.

(c)
The amount payable to Sullivan which represents Lightyear’s consideration for the purchase of the Second LYH Note pursuant to the Settlement Agreement (the “LNS Obligation”) as of March 31, 2011, is $6.3 million plus an interest payable of $0.1 million.  On January 12, 2011, the Company repaid $1.0 million of the principal balance on the note.  Pursuant to the Second Amendment, effective February 7, 2011, $1.0 million of the principal will be due on January 10, 2012, with the remainder of the principal, $5.3 million, to be paid on January 20, 2013.

Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as, and if declared by our board of directors.  If we fail to pay dividends on preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume.  Through March 31, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our preferred stock, $0.001 par value per share.  Therefore, the dividend payment rate on our preferred stock increased from 5% to 8% per annum on all accrued but unpaid dividends on our preferred stock.  Cumulative undeclared dividends on our preferred stock at the rate of 8% per annum total $1.5 million or $0.16 per share of preferred stock at March 31, 2011.

Quarter Ended March 31, 2011 and 2010

Operating Activities

Net cash used in operating activities was $0.5 million for the quarter ended March 31, 2011 compared to $1.5 million for the year ended March 31, 2010. The amount used during the quarter ended March 31, 2011 was primarily due to funding of deposits and payment arrangements related to SouthEast vendors. The amount used during the quarter ended March 31, 2010 was primarily due to operating losses and payment of accounts payable.

Investing Activities

Net cash used in investing activities was $0.2 million for the quarter ended March 31, 2011 compared to $0.01 million for the quarter ended March 31, 2010.  The usage of cash during the quarter ended March 31, 2011 was attributable to $0.4 million for purchases of property and equipment offset by $0.2 million received for the sale of certain SETEL net assets.

Financing Activities

Net cash provided by financing activities was $0.5 million for the quarter ended March 31, 2011 compared to $1.7 million for the quarter ended March 31, 2010.  The cash provided by financing for the quarter ended March 31, 2011 included $2.0 million of net proceeds from a new credit facility offset by repayments of $1.0 million and $0.4 million against the obligation to related party, and other obligations, respectively.

Potential Future Requirements and Sources of Liquidity

Partially aided by the addition of SouthEast, we expect our operating activities over the next twelve months to be self sufficient from a cash perspective, but there can be no assurance that this objective will be met.  Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings.  There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of our scheduled payment obligations, including the LNS Obligation.

Off Balance Sheet Arrangements

As of March 31, 2011, we have provided irrevocable standby letters of credit, aggregating approximately $0.2 million to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of March 31, 2011 and December 31, 2010, these letters of credit had not been drawn upon.

On April 12, 2010, we issued 9,500,000 shares of preferred stock to LY Holdings. Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by our board of directors. If we fail to pay dividends on Preferred Stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through March 31, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on our preferred stock. Accrued but unpaid dividends on our preferred stock at the rate of 8% per annum total approximately $1.5 million at March 31, 2011.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2010 financial statements filed on Form 10-K dated March 30, 2011. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in the Form 8-K dated April 27, 2011, effective May 1, 2011, Stephen M. Lochmueller replaced J. Sherman Henderson as our Chief Executive Officer. We do not anticipate that this change in management will have a material effect on our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Claims have been asserted against Lightyear which arose in the normal course of business and from the bankruptcy proceedings associated with Lightyear predecessor entities (certain Lightyear operating assets were purchased out of these bankruptcy proceedings in 2004). While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Lightyear previously reported the sale of unregistered securities in Current Reports on Form 8-K filed on March 29, 2011, and on April 28, 2011.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any indebtedness of the Registrant.

(b)
Holders of the Company’s preferred stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through March 31, 2011, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its preferred stock, $0.001 par value per share. As disclosed in the Company’s Form 8-K filed on July 1, 2010, the dividend payment rate on the Company’s preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s preferred stock. Cumulative undeclared dividends on the Company’s preferred stock at the rate of 8% per annum total $1,470,030 as of March 31, 2011.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information.

Forbearance Agreement

As described in Note H to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q, on May 11, 2011, the Company entered into a Forbearance Agreement with LY Holdings, whereby the Company agreed to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until June 30, 2011, or such other date as agreed by the parties.

The foregoing description of the Forbearance Agreement does not purport to be complete and is qualified in its entirety by reference to the Forbearance Agreement, a copy of which is attached hereto as Exhibit 10.13 and is incorporated herein by reference.

Item 6.   Exhibits.

Exhibit	Description
10.1	Promissory Note, dated as of January 21, 2011 by Lightyear Network Solutions, Inc. to First Savings Bank, F.S.B. (1)

10.2	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (1)

10.3	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Ronald L.Carmicle in favor of First Savings Bank, F.S.B. (1)

10.4	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Lightyear Network Solutions, LLC in favor of First Savings Bank, F.S.B. (1)

10.5	Security Agreement, dated January 21, 2011, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B. (1)

10.6	Lockbox and Account Control Agreement, dated as of January 21, 2011, by and among Lightyear Network Solutions, LLC, Fifth Third Bank and First SavingsBank, F.S.B. (1)

10.7	Stock Pledge Agreement, dated January 21, 2011, by LY Holdings, LLC in favor of First Savings Bank, F.S.B. (1)

10.8	Agreement dated January 21, 2011 by and between Lightyear Network Solutions, Inc. and Ronald L Carmicle. (1)

10.9	Subordination and Security Agreement dated as of February 12, 2010 by and between LYH and the Company. (1)

10.10	Collateral Release Agreement dated January 21, 2011, by and among LYH, Lightyear, the Company, Chris T. Sullivan, CTS Equities, Limited Partnership, and Rigdon O. Dees. (1)

10.11
Second Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of February 7, 2011. (2)

10.12	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of March 29, 2011. (3)

10.13	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of May 11, 2011. *

10.14	Consulting and Non-Competition Agreement dated as of May 1, 2011 by and between the Company, LY Holdings, LLC and J. Sherman Henderson III. (4)

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification *

99.1	Lightyear Network Solutions, Inc. Press Release, dated May 13, 2011, related to earnings for the three months ended March, 31, 2011. *

*	Filed herewith.
(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 25, 2011.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 11, 2011.
(3)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on March 30, 2011.
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date:  May 13, 2011