Form 10-Q
period 2011-06-30
Lightyear Network Solutions, Inc.
filed 2011-08-15
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 12, 2011, there were 22,089,888 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Six Months Ended June 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	24

ITEM 4. Controls and Procedures.	24

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25

ITEM 3. Defaults Upon Senior Securities.	25

ITEM 4. (Removed and Reserved)	25

ITEM 5. Other Information.	26

ITEM 6. Exhibits.	26

Signatures.	27

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$284,261	$1,009,209
Accounts receivable, net	6,877,424	6,150,424
Vendor deposits	1,897,346	1,686,911
Inventories, net	286,739	333,555
Deferred tax asset - current portion, net	-	56,939
Prepaid expenses and other current assets	2,129,872	2,287,875

Total Current Assets	11,475,642	11,524,913

Property and equipment, net	7,519,448	7,202,904
Intangible assets, net	2,489,614	2,763,666
Other assets	-	311,482

Total Assets	$21,484,704	$21,802,965

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$7,113,068	$7,160,116
Interest payable - related parties	65,282	113,818
Accrued agent commissions	517,753	569,833
Accrued agent commissions - related parties	11,632	25,036
Deferred revenue	2,064,565	2,017,188
Other liabilities	2,122,928	1,886,224
Other liabilities - related parties	78,600	97,383
Short term borrowings	-	320,428
Current portion of notes payable	1,074,645	529,899
Current portion of capital lease obligations	315,602	348,178

Total Current Liabilities	13,364,075	13,068,103
Notes payable, non-current portion	3,535,872	2,227,987
Capital lease obligation, non-current portion	854,883	985,871
Obligations payable - related party, non-current portion	6,250,000	7,250,000
Deferred tax liability, non-current portion, net	326,683	507,422

Total Liabilities	24,331,513	24,039,383

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $.001 par value; 9,500,000 shares authorized; 9,500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010; aggregate liquidation preference of $20,848,986 at June 30, 2011	9,500	9,500
Common stock, $.001 par value; 70,000,000 shares authorized; 22,089,888 and 20,306,292 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	22,090	20,306
Notes and receivables from affiliate	(13,857,223)	(13,478,920)
Additional paid-in capital	9,221,469	8,898,069
Retained earnings	1,757,355	2,314,627

Total Stockholders' Deficiency	(2,846,809)	(2,236,418)

Total Liabilities and Stockholders' Deficiency	$21,484,704	$21,802,965

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues	$17,846,656	$11,272,870	$36,477,047	$22,540,565

Cost of revenues	11,603,934	7,693,386	23,646,048	15,315,828

Gross Profit	6,242,722	3,579,484	12,830,999	7,224,737

Operating Expenses
Commission expense	1,482,261	1,194,188	3,036,403	2,368,364
Commission expense - related parties	(54,621)	59,135	(16,568)	137,352
Depreciation and amortization	425,712	56,978	845,788	117,374
Bad debt expense	193,771	321,418	503,508	716,941
Transaction expenses	-	72,836	-	428,923
Selling, general and administrative expenses	4,445,129	2,926,457	9,292,828	5,437,303

Total Operating Expenses	6,492,252	4,631,012	13,661,959	9,206,257

Loss From Operations	(249,530)	(1,051,528)	(830,960)	(1,981,520)

Other Income (Expense)
Interest income	8,040	8,056	16,032	21,424
Interest income - related parties	190,570	104,412	378,303	104,412
Interest expense	(75,102)	(17,686)	(157,698)	(18,755)
Interest expense - related parties	(97,389)	(98,113)	(197,817)	(301,005)
Amortization of deferred financing costs	-	-	-	(68,423)
Amortization of deferred financing costs
- related parties	-	-	-	(69,345)
Amortization of debt discount - related parties	-	-	-	(100,860)
Change in fair value of derivative liabilities
- related parties	-	-	-	83,097
Other income	1,845	-	111,068	-
Other expense - related parties	-	(259,891)	-	(259,891)
Total Other Income (Expense)	27,964	(263,222)	149,888	(609,346)

Loss before income taxes	(221,566)	(1,314,750)	(681,072)	(2,590,866)
Income tax benefit	-	-	123,800	-

Net Loss	(221,566)	(1,314,750)	(557,272)	(2,590,866)

Cumulative Preferred Stock Dividends	(378,959)	(328,986)	(753,755)	(328,986)

Loss Attributable to Common Stockholders	$(600,525)	$(1,643,736)	$(1,311,027)	$(2,919,852)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.09)	$(0.06)	$(0.18)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,076,127	18,755,627	21,335,947	16,673,459

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Six Months Ended June 30, 2011

(unaudited)

					Notes
					And
	Convertible				Receivables	Additional
	Preferred Stock		Common Stock		From	Paid-In	Retained
	Shares	Amount	Shares	Amount	Affiliate	Capital	Earnings	Total

Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(378,303)	-	-	(378,303)

Issuance of common stock in connection with the exercise of milestone warrants	-	-	1,783,596	1,784	-	(1,784)	-	-

Stock-based compensation	-	-	-	-	-	325,184	-	325,184

Net loss	-	-	-	-	-	-	(557,272)	(557,272)

Balance - June 30, 2011	9,500,000	$9,500	22,089,888	$22,090	$(13,857,223)	$9,221,469	$1,757,355	$(2,846,809)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(557,272)	$(2,590,866)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	845,788	117,374
Provision for bad debt expense	503,508	716,941
Stock-based compensation	325,184	47,176
Interest income from affiliate	(378,303)	(104,412)
Amortization of deferred financing costs	-	68,423
Amortization of deferred financing costs - related party	-	69,345
Amortization of debt discount - related party	-	100,860
Change in fair value of derivative liabilities - related party	-	(83,097)
Deferred taxes	(123,800)	-
Gain on sale of fixed asset	(109,315)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(1,230,508)	(315,156)
Other assets	(5,254)	(14,417)
Vendor deposits	(210,435)	115,000
Inventories	46,816	(5,800)
Prepaid expenses and other current assets	158,003	(76,571)
Accounts payable	(47,048)	(904,207)
Interest payable - related parties	(48,536)	187,864
Accrued agent commissions	(52,080)	(18,838)
Accrued agent commissions - related parties	(13,404)	(3,627)
Deferred revenue	47,377	22,589
Other liabilities	236,704	321,231
Other liabilities - related parties	(18,783)	-

Total Adjustments	(74,086)	240,569

Net Cash Used in Operating Activities	(631,358)	(2,350,297)

Cash Flows From Investing Activities
Purchases of property and equipment	(826,856)	(16,119)
Proceeds from sale of fixed asset	191,261	712

Net Cash Used in Investing Activities	(635,595)	(15,407)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	(1,000,000)	(250,000)
Repayments of capital lease obligations	(163,564)	(21,426)
Repayments of short term borrowings	(320,428)	(500,000)
Repayments of notes payable	(290,739)	-
Proceeds from notes payable	2,000,000	-
Proceeds from cash surrender value of life insurance	316,736	-
Proceeds from obligations payable - related party, net [1]	-	1,826,980
Proceeds from issuance of common stock and warrants, net [2]	-	1,861,652
Proceeds from short term borrowings	-	987,100
Payments of deferred debt financing costs	-	(94,300)

Net Cash Provided by Financing Activities	542,005	3,810,006

Net (Decrease) Increase In Cash	(724,948)	1,444,302

Cash - Beginning	1,009,209	440

Cash - Ending	$284,261	$1,444,742

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)

	For The
	Six Months Ended June 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$408,506	$218,143

Non-cash financing activites:
Forgiveness of indebtedness to LY Holdings	$-	$25,292,175
Stock issued in exchange for note receivable from affiliate	$-	$5,149,980
Convertible preferred stock issuance	$-	$9,500
Offering costs incurred but not paid	$-	$150,818
Obligations payable to related party issued in exchange for note receivable from affiliate	$-	$7,750,000
Purchase of property and equipment in exchange for notes payable	$143,370	$-

[1]	Face value of obligations payable to LY Holdings of $2,099,980, less selling commissions withheld of $273,000 during the six months ended June 30, 2010.

[2]	Gross proceeds from issuance of common stock and warrants of $2,343,200, less selling commissions, financial advisory fees, expense reimbursement and bank escrow fees withheld of $481,548.

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A—Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear,” or the “Company”) as of June 30, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2010 which were filed with the Securities and Exchange Commission on March 30, 2011. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC,  organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a SouthEast Telephone, organized June 22, 2010, (“SouthEast”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 60,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheet, results of operations and cash flows of the Company have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company is managed as a single business and a single segment.   Activity of the Company’s wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1,044,950 and $559,468 as of June 30, 2011 and December 31, 2010, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. As of June 30, 2011 and December 31, 2010, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2011. The Company files income tax returns with most states. As of August 15, 2011, the tax returns for the year ended December 31, 2010 have not yet been filed. The Lightyear LLC tax returns for the prior three years remain open.

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

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At June 30, 2011 and December 31, 2010, the Company had reserves for obsolete inventory of approximately $25,000.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders, after deducting the cumulative undeclared dividends on the Company’s convertible preferred stock, by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding for the three and six months ended June 30, 2011 includes the weighted average underlying shares exercisable with respect to the issuance of 152,352 warrants exercisable at $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive.  At June 30, 2011, 9,500,000 shares of convertible preferred stock, 12,987 shares of unvested restricted stock, plus outstanding stock options and warrants to purchase 722,000 and 1,045,720 shares of common stock, respectively, an aggregate of 11,280,707 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.  At June 30, 2010, 9,500,000 shares of convertible preferred stock, plus outstanding stock options and warrants to purchase 778,500 and 1,552,370 shares of common stock, respectively, an aggregate of 11,830,870 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through the date of the Company’s recapitalization on February 12, 2010, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of June 30, 2011, Lightyear had a cash balance of $0.3 million and a working capital deficit of $1.9 million.

Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, the Company believes that it has sufficient working capital to support its operations through June 30, 2012. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  The Company is currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital on commercially acceptable terms, if needed. If the Company is unable to raise additional funds, it may need to take measures to conserve cash and the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek additional extensions of the scheduled payment obligations, including the obligations payable – related parties.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note C—Acquisition—Continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company and SETEL for the three and six months ended June 30, 2010, as if the acquisition occurred on January 1, 2010.

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Revenues	$19,687,832	$37,952,894

Net loss attributable to common stockholders	$(1,445,582)	$(2,696,085)

Pro-forma net loss per common share - basic and diluted	$(0.08)	$(0.16)

Pro-forma weighted average shares outstanding – basic and diluted	18,955,627	16,873,459

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of the net assets of SETEL had been completed as of the beginning of 2010, nor are they necessarily indicative of future consolidated results.

Note D—Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Excise, state and local taxes payable	$865,196	$701,757
Other accrued expenses	258,056	442,367
Payroll, payroll taxes and bonuses	421,018	507,542
Deferred rent	290,096	-
Customer security deposits	288,562	234,558

Totals	$2,122,928	$1,886,224

Note E—Notes Payable

On January 21, 2011, the Company entered into a $2,000,000 secured promissory note (the “Note”) arrangement with a bank.  The Note is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, LLC (“LY Holdings”), as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. The Note matures on January 21, 2013, and bears interest at a rate equal to the Prime Rate plus 4.0%, but not less than 7.0% per annum. Pursuant to the terms of the Note, the Company will make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012, and July 21, 2012.  The final $1,000,000 principal payment is due on January 21, 2013. On January 25, 2011, from the proceeds of this Note, $1,000,000 was paid to a bank on behalf of Chris T. Sullivan (“Sullivan”) to repay a portion of the $7,250,000 obligations payable – related parties. Pursuant to an agreement, in consideration for his personal guaranty, the Company will pay one of its directors $60,000 for each year in which the guaranty is in effect, payable in monthly installments of $5,000.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Related Party Transactions

Lightyear has significant transactions with its former parent, LY Holdings and its members, and deals with certain companies or individuals which are related parties, either by having owners in common or because they are controlled by members of LY Holdings, by directors of the Company or by relatives of members of LY Holdings or by directors of the Company. Aggregate related party transactions are segregated on the faces of the balance sheets and statements of operations.

Obligations Payable

On April 29, 2010, as amended on August 12, 2010, the Company purchased a $7,750,000 LY Holdings demand note receivable resulting in an obligation payable of $7,750,000 to a related party, Sullivan, a director of the Company (the “Settlement Agreement”). The obligation payable – related party bears interest at a rate of LIBOR plus 5.75% on all amounts owed up to $7,000,000 and LIBOR plus 8.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. Principal payments of $250,000 are scheduled to be paid on the first day of each quarter beginning October 1, 2010, until and including the maturity date. The maturity date was the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan.

On February 7, 2011, Lightyear LLC, along with Sullivan and other parties, entered into the Second Amendment to Settlement Agreement. Under this amendment, the parties acknowledged (a) the aggregate $1,500,000 in payments previously made on the underlying bank loan under the Settlement Agreement, as well as (b) the extension of the maturity date of the underlying bank loan to January 10, 2013 (the “Maturity Date”). The amendment also modified and extended the maturity date of the obligation payable – related party to January 10, 2013 and modified and amended the payment schedule as follows:

•	On February 10, 2011 and on the first day of each quarter year thereafter (through and including the Maturity Date) Lightyear LLC will make payment of all accrued but unpaid interest.

•	On January 10, 2012, Lightyear LLC will make a payment of $1,000,000 on Sullivan’s underlying bank loan, as directed by Sullivan.

•	On the Maturity Date, Lightyear LLC will make a final payment of all remaining principal of $5,250,000.

At June 30, 2011 and December 31, 2010, the Company had outstanding $6,250,000 and $7,250,000 on this obligation payable – related party, respectively.

On August 9, 2011, Sullivan agreed to forbear from demanding payment until January 10, 2013 of the $1,000,000 payment currently scheduled to be paid on January 10, 2012.

Other

A director of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $3,000 and $7,000 in commissions from Lightyear during the three and six months ended June 30, 2011, respectively, and $5,000 and $10,000 during the three and six months ended June 30, 2010, respectively.

Since 2008, a former employee (and son of a director) of the Company, has maintained a representative position in a direct selling entity which earned approximately $7,000 and $20,000 in commissions from Lightyear during the three and six months ended June 30, 2011 and $20,000 and $53,000 during the three and six months ended June 30, 2010, respectively.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to certain directors of the Company. On June 22, 2011, certain holders of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. During the three and six months ended June 30, 2011, Lightyear recorded approximately $55,000 and $17,000 of VoIP and wireless revenue override net credits, respectively. During the three and six months ended June 30, 2010, Lightyear recorded approximately $34,000 and $69,000 of VoIP and wireless revenue override expense, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Related Party Transactions—Continued

Other—Continued

Pursuant to a former officer’s employment agreement, Lightyear provided life insurance coverage consisting of $3,000,000 under a whole life policy and $5,000,000 under a term life policy. Lightyear also maintained $5,000,000 under a key man life policy on the same former officer. The proceeds from $2,000,000 of the term life policy and the full proceeds of the key man life policy had been assigned to Sullivan as collateral for the obligations payable – related parties, but Sullivan waived those rights concurrent with the actions described below. Pursuant to a Consulting and Non-Competition Agreement dated April 21, 2011 (see Note I, Commitments and Contingencies, Consulting and Non-Competition Agreement, for additional details), J. Sherman Henderson, III (“Henderson”) was assigned the term life policy, and Henderson will be responsible for all premiums due on the policy following the assignment. On May 5, 2011, (a) the Company transferred the whole life policy to Henderson who will be responsible for all premiums due on the policy following the assignment; (b) the Company elected to withdraw the cash surrender value from the whole life policy; and prior to June 30, 2011 collected the $0.3 million in cash surrender value included in other assets at December 31, 2010. On July 27, 2011, the Company terminated the key man life policy. Aggregate insurance premium expense for these policies was approximately $17,000 and $36,000 for the three and six months ended June 30, 2011 and $19,000 and $44,000 for the three and six months ended June 30, 2010, respectively.

Note G—Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 30% and 24% during the three months ended June 30, 2011 from two suppliers and 28%, 24% and 10% during the six months ended June 30, 2011 from three suppliers. The Company acquired approximately 41% and 13% during the three months ended June 30, 2010 and 42% and 12% during the six months ended June 30, 2010 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Note H—Stockholders’ Deficiency

Convertible Preferred Stock Dividends

Holders of convertible preferred stock are entitled to receive dividends at the rate of 5% per annum of the aggregate stated value of convertible preferred stock held by them, which accrue from and after the date of issuance and become payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate increases to 8% per annum on all accrued but unpaid dividends. Through June 30, 2011, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its convertible preferred stock, $0.001 par value per share. Undeclared dividends on the Company’s convertible preferred stock at the rate of 8% per annum total $378,959 and $753,755 or $0.04 and $0.08 per share for the three and six months ended June 30, 2011, respectively, and are cumulatively $1,848,986 or $0.19 per share as of June 30, 2011.

Warrants

Milestone Warrants

In connection with a pre-2011 equity financing, the Company issued warrants to investors to purchase shares of common stock at an exercise price of $0.01 per share with a three year term, which become exercisable if specified milestones are not met (the “Milestone Warrants”). In the event that the specified milestones are not met, the Company will issue to the selling agent exercisable five-year warrants to purchase shares of common stock at an exercise price of $4.00 per share (the “Selling Agent Milestone Warrants”).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency—Continued

Warrants—Continued

Milestone Warrants—Continued

On February 26, 2011, the Company did not meet the third milestone included in the outstanding Milestone Warrants. As a result of not meeting the third milestone, the warrants associated with that milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,201 Selling Agent Milestone Warrants. The Company issued 445,564 shares of its common stock to investors on February 26, 2011 in connection with the exercise of these Milestone Warrants.

On March 28, 2011, the Company did not meet the fourth and fifth milestones included in the outstanding Milestone Warrants. As a result of not meeting the fourth and fifth milestones, the warrants associated with those milestones were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 84,542 Selling Agent Milestone Warrants. The Company issued 892,456 shares of its common stock to investors on March 28, 2011 in connection with the exercise of these Milestone Warrants.

On April 27, 2011, the Company did not meet the sixth milestone included in the outstanding Milestone Warrants. As a result of not meeting the sixth milestone, the warrants associated with this milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,332 Selling Agent Milestone Warrants. The Company issued 445,576 shares of its common stock to investors on April 28, 2011 in connection with the exercise of these Milestone Warrants.

As of June 30, 2011, there were no remaining Milestone Warrants outstanding. As of June 30, 2011, there were 169,084 Selling Agent Milestone Warrants outstanding.

Fixed Warrants

In connection with a pre-2011 equity financing, the Company issued exercisable five-year warrants to purchase shares of common stock to investors and selling agents with an exercise price of $4.00 per share (the “Fixed Warrants”). As of June 30, 2011, there were 861,401 Fixed Warrants outstanding, of which 671,271 were issued to investors and 190,130 were issued to selling agents.

Additional Warrants

In connection with a pre-2011 equity financing, the Company periodically issues exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 87,491 Additional Warrants (79,537 were issued to investors and 7,954 were issued to selling agents) during the six months ended June 30, 2011. As of June 30, 2011, there were 167,587 Additional Warrants outstanding, of which 152,352 were issued to investors and 15,235 were issued to selling agents.

Summary

As of June 30, 2011, in the aggregate there were 1,198,072 warrants outstanding and exercisable which had a weighted average exercise price of $3.49, a weighted average remaining contractual life of 4.23 years and an aggregate intrinsic value of approximately $151,000.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency—Continued

Stock Option Grants

On June 7, 2011, the Company’s board of directors approved the repricing of each of the outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share, subject to shareholder approval, which was obtained on July 19, 2011. Since the members of the board of directors control enough votes to ensure shareholder approval, the shareholder approval is a formality. As such, the modification was recognized on the date of board approval. As a result of the modification, the Company recorded incremental expense of approximately $84,000 immediately and will record another incremental $185,000 over the remaining vesting period.

The Company recognized approximately $184,000 and $298,000 of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. The Company recognized approximately $47,000 of stock-based compensation expense during each of the three and six months ended June 30, 2010, related to employee stock option grants. During the six months ended June 30, 2011, options to purchase 190,500 shares of common stock at a weighted average exercise price of $3.40 per share were forfeited. As of June 30, 2011, there were 722,000 outstanding stock options with a weighted average exercise price of $1.25 per share, a weighted average remaining contractual life of 8.9 years and no intrinsic value. As of June 30, 2011, there were 241,314 exercisable stock options with a weighted average exercise price of $1.25 per share, a weighted average remaining contractual life of 8.9 years and no intrinsic value. As of June 30, 2011, there was approximately $1,055,000 of unrecognized employee stock-based compensation expense that will be amortized over a weighted average period of 1.9 years.

Restricted Stock Grants

The Company recognized approximately $9,000 and $28,000 of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, related to director restricted stock grants, which is reflected as professional fees expense in the condensed consolidated statements of operations. As of June 30, 2011, there was approximately $26,000 of unrecognized director stock-based compensation expense related to 12,987 unvested restricted stock grants with a weighted average grant date fair value of $4.75 that will be amortized over a weighted average period of 0.3 years. Through June 30, 2010, there was no stock-based compensation expense, as there were no restricted stock grants.

Notes Receivable from Affiliate

On February 12, 2010, certain investors contributed a note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The principal of $5,149,980 and the related interest receivable of $355,560 at June 30, 2011, are recorded as a contra-equity item because they represent receivables from an affiliate, LY Holdings. The maturity date of this note receivable is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On May 11, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under this note receivable or commencing any action until June 30, 2011. The Company is currently in discussions with LY Holdings to work out a mutually acceptable, near term method of interest payment. Interest income on the note receivable was approximately $64,000 and $128,000 for the three and six months ended June 30, 2011, respectively.

The $7,750,000 note receivable from LY Holdings and the related interest receivable of $601,683 at June 30, 2011 are recorded as contra-equity items because they represent receivables from an affiliate. The principal and the related interest receivable are due on demand. The note receivable bears interest at a rate of LIBOR plus 5.75% on the balance up to $7,000,000 and LIBOR plus 8.75% on the balance in excess of $7,000,000, neither of which will exceed 10% per annum. Interest income on the note receivable was approximately $126,000 and $251,000 for the three and six months ended June 30, 2011, respectively, and approximately $104,000 for each of the three and six months ended June 30, 2010, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note I—Commitments and Contingencies

Litigation

As of June 30, 2011, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Billing Disputes

As of June 30, 2011, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Consulting and Non-Competition Agreement

On April 21, 2011, the Company entered into an agreement with Henderson, who was, at the time of the agreement, the Company’s Chief Executive Officer.  Under the agreement, Henderson will serve in an advisory capacity and with the honorary title of Founder and Chair Emeritus and will provide consulting services to the Company commencing on May 1, 2011 and terminating on April 30, 2012. Henderson will receive a stipend of $296,000, paid ratably over the term of the agreement, which contains certain provisions relating to confidentiality, noncompetition and other covenants on confidential materials and related matters. The term of the agreement will end earlier upon the occurrence of either (i) a change in control of Lightyear, (ii) the material breach of the agreement by either party, which is not cured within fifteen days upon written notice, or (iii) upon the resignation by Henderson as a consultant.  Henderson has not been released from any pledges or personal guarantees previously made by him for the benefit of the Company or any of its affiliates.  The agreement terminates Henderson’s employment agreement with the Company.  Henderson will remain a director of the Company for the remainder of his current term, and LY Holdings has agreed to vote its shares of Company stock in favor of Henderson as a director of the Company during the term of the agreement. See Note F for additional details.

Operating Lease

The Company leases its office space in Louisville, Kentucky under terms classified as an operating lease. In April 2009, the Company entered into a new lease agreement. The term of the lease was for six years, ending on March 31, 2015. Commencing in October 2009, the Company and the landlord informally agreed to reduce the rent by $15,000 per month.

On June 30, 2011, the Company and the landlord agreed to formalize this understanding by modifying the lease agreement. The modified lease agreement has a monthly base rent of approximately $60,000 and the lease term was extended until September 30, 2015. In addition, the landlord formally agreed to forgive the previously taken unpaid rent and maintenance charges as a lease concession. The resulting deferred rent will be recognized over the life of the lease.

See Note D, Other Liabilities for additional details.

Note J—Subsequent Events

Stock Option Grants

On July 19, 2011, the Company granted incentive stock options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.25 per share to two employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The aggregate $36,000 grant date fair value will be amortized over the three year vesting term.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 2.01 of Lightyear’s Form   10-K filed March 30, 2011. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Lightyear provides service to approximately 60,000 customer locations as of June 30, 2011, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, as well as a nationwide distribution network through which additional new concentrations may be built, which are expected to result in higher margins than previously reported.

In Q4 2010, Lightyear and its wholly-owned subsidiary, SouthEast, completed the acquisition of the business and assets of SouthEast Telephone, Inc. (“SETEL”).  SETEL filed for bankruptcy under Chapter 11 in September 2009.  SouthEast, with approximately 30,000 customer lines, provides us with voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.

Many of the same economic conditions and market pressures which affected our results of operations in 2010, continued to persist in the first half of 2011.  In 2010, major challenges we faced were heightened competition and bad debt expense.  By developing a more robust pre-paid product and increasing customer credit requirements, we were able to reduce our provision for bad debt expense to $1.0 million for the year ended December 31, 2010 from $3.8 million for the year ended December 31, 2009. For the three and six months ended June 30, 2011, our provisions for bad debt expense were $0.2 million and $0.5 million, which were $0.1 million and $0.2 million below the provisions for bad debt expense for the three and six months ended June 30, 2010, respectively.

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

Other Income (Expense)

•	Interest income – related parties represents interest earned on the LYH Notes (See discussion – Liquidity and Capital Resources – Overview); and
•
Interest expense – related parties currently represents interest payable on the LNS Obligation (see discussion – Liquidity and Capital Resources – Overview) and formerly on the loans payable to LY Holdings, LLC (“LY Holdings”);

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

The table below summarizes the results of operations for the quarters ended June 30, 2011 and 2010.  The operating results of SouthEast are shown separately in order to quantify the impact of the acquisition of SouthEast on consolidated results.

	Quarter Ended June 30, 2011				Quarter Ended June 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC

Revenues	$17,846,656	$(970,492)	$7,476,171	$11,340,977	$11,272,870

Cost of revenues	11,603,934	(970,492)	5,146,475	7,427,951	7,693,386

Gross Profit	6,242,722	-	2,329,696	3,913,026	3,579,484

Operating Expenses
Commission expense	1,427,640	-	89,953	1,337,687	1,253,323
Depreciation expense	425,712	-	390,523	35,189	56,978
Bad debt expense	193,771	-	118,802	74,969	321,418
Selling, general and administrative expenses	4,445,129	-	1,605,741	2,839,388	2,999,293
	6,492,252	-	2,205,019	4,287,233	4,631,012
Income (Loss) From Operations	$(249,530)	$-	$124,677	$(374,207)	$(1,051,528)

Revenues

Revenues were approximately $17.8 million and $11.3 million, respectively, for the quarters ended June 30, 2011 and 2010, an increase of $6.5 million or 58%. The SouthEast acquisition (net of eliminations) accounted for $6.5 million or 99% of the total revenue increase.  The following table presents our operating revenues by product category for the quarters ended June 30, 2011 and 2010.

	(in millions)
					Quarter Ended
	Quarter Ended June 30, 2011				June 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Voice service	$4.3	$(1.0)	$0.4	$4.9	$5.1
Local service	5.6	-	3.7	1.9	2.1
VoIP	0.9	-	-	0.9	1.0
Data services	1.9	-	1.0	0.9	1.0
Wireless services	0.9	-	-	0.9	0.7
CABS	2.0	-	2.0	-	-
Other services	2.2	-	0.4	1.8	1.4
TOTAL	$17.8	$(1.0)	$7.5	$11.3	$11.3

Cost of Revenues

Cost of revenues for the quarters ended June 30, 2011 and 2010 amounted to approximately $11.6 million (65% of revenue) and $7.7 million (68% of revenue), respectively, an increase of $3.9 million or 51%. The acquisition of SouthEast (net of eliminations) accounted for $4.2 million of the total cost of revenues increase, partially offset by a $0.3 million decrease in cost of revenues related to Lightyear LLC.

Gross Margin

Gross margins were approximately $6.2 million (35% of revenue) and $3.6 million (32%), respectively for the quarters ended June 30, 2011 and 2010, an increase of $2.6 million or 74%, or a 3% increase in the gross margin percentage as a result of a shift in business towards higher margin products. The acquisition of SouthEast accounted for $2.3 million (87%) of the dollar increase, while Lightyear LLC contributed an incremental $0.3 million.

Operating Expenses

Operating expenses related solely to Lightyear LLC decreased $0.3 million or 7% to $4.3 million from $4.6 million for the quarters ended June 30, 2011 and 2010, respectively. The decrease was primarily attributable to a decrease of $0.2 million in the bad debt provision. Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income increased to $0.2 million from $0.1 million due to a full quarter of recording interest income on the LYH Notes.  Interest expense increased $0.1 million or 100% to $0.2 million from $0.1 million, due to interest expense associated with the new $2.0 million credit facility. Other expense decreased from $0.3 million to none because of a $0.3 million charge incurred in 2010 in connection with the acquisition of the LNS Obligation.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The table below summarizes the results of operations for the quarters ended June 30, 2011 and 2010.  The operating results of SouthEast are shown separately in order to quantify the impact of the acquisition of SouthEast on consolidated results.

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC

Revenues	$36,477,047	$(2,087,714)	$14,948,701	$23,616,060	$22,540,565

Cost of revenues	23,646,048	(2,087,714)	10,142,363	15,591,399	15,315,828

Gross Profit	12,830,999	-	4,806,338	8,024,661	7,224,737

Operating Expenses
Commission expense	3,019,835	-	194,459	2,825,376	2,505,716
Depreciation expense	845,788	-	765,725	80,063	117,374
Bad debt expense	503,508	-	184,824	318,684	716,941
Selling, general and administrative expenses	9,292,828	-	3,572,834	5,719,994	5,866,226

	13,661,959	-	4,717,842	8,944,117	9,206,257

Income (Loss) From Operations	$(830,960)	$-	$88,496	$(919,456)	$(1,981,520)

Revenues

Revenues were approximately $36.5 million and $22.5 million, respectively, for the six months ended June 30, 2011 and 2010, an increase of $14.0 million or 62%. The SouthEast acquisition (net of eliminations) accounted for $12.9 million (92%) of the revenue increase.

The following table presents our operating revenues by product category for the six months ended June 30, 2011 and 2010.

	(in millions)
	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Voice service	$9.3	$(2.1)	$0.8	$10.6	$10.2
Local service	11.1	-	7.3	3.8	4.1
VoIP	1.8	-	-	1.8	2.0
Data services	3.7	-	1.9	1.8	2.0
Wireless services	1.8	-	-	1.8	1.3
CABS	4.3	-	4.3	-	-
Other services	4.5	-	0.7	3.8	2.9
TOTAL	$36.5	$(2.1)	$15.0	$23.6	$22.5

Cost of Revenues

Cost of revenues for the six months ended June 30, 2011 and 2010 amounted to approximately $23.6 million (65% of revenue) and $15.3 million (68% of revenue), respectively, an increase of $8.3 million or 54%.  The acquisition of SouthEast (net of eliminations) accounted for $8.1 million (97%) of the total cost of sales increase.

Gross Margin

Gross margins were approximately $12.8 million (35% of revenue) and $7.2 million (32% of revenue), respectively, for the six months ended June 30, 2011 and 2010, an increase of $5.6 million or 78%, or a 3% increase in the gross margin percentage as a result of a shift in business towards higher margin products. The acquisition of SouthEast accounted for $4.8 million (86%) of the dollar increase.

Operating Expenses

Operating expenses related solely to Lightyear LLC decreased by $0.3 million to $8.9 million from $9.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily attributable to a decrease of $0.4 million in the bad debt provision and a $0.2 million decrease in selling, general and administrative expenses partially offset by a $0.3 million increase in commission expense. Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income increased to $0.4 million from $0.1 million due to full six months of recording interest income on the LYH Notes. Other income in 2011 includes a gain on the sale of an asset of $0.1 million. Other expense decreased from $0.3 million to none because of a $0.3 million charge incurred in connection with the acquisition of the LNS Obligation in 2010. Interest expense increased to $0.4 million from $0.3 million.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses.  Through the date of the Company’s recapitalization on February 12, 2010, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million.  As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash.  As of June 30, 2011, Lightyear had a cash balance of $0.3 million and a working capital deficit of $1.9 million.

Historically, Lightyear’s working capital had come from loans from LY Holdings.  In connection with the recapitalization, our debt and interest obligations to LY Holdings were extinguished.  We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions over the past 24 months, all toward the goal of achieving positive cash flow from operations within the coming six months.

Based on our internal forecasts and assumptions regarding our short term cash requirements, we believe that we have sufficient working capital to support our operations through June 30, 2012. Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that we will be successful in securing additional capital on commercially acceptable terms, if needed.  If we are unable to raise additional funds, we may need to take measures to conserve cash and we might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the obligations payable – related parties.

Currently, the significant items impacting Lightyear’s liquidity are aggregate notes and interest receivable from LY Holdings of $13.9 million (see items (a) and (b), below), aggregate obligations and interest payable to Chris T. Sullivan (“Sullivan”), who is a director of the Company, of $6.3 million, $2.0 million of a secured note payable to a bank (see item (d), below) and $2.6 million of secured notes payable (see item (e), below). LY Holdings’ principal assets are 10 million shares of Lightyear common stock and 9.5 million shares of Lightyear preferred stock, which are convertible into the same number of shares of common stock.

The notes and interest receivable from LY Holdings are reflected as contra-equity items, and reported within “Stockholders’ Deficiency” on the balance sheet.  The obligations to Sullivan are reflected as current and non-current liabilities on the balance sheet and the current liability of $1.0 million is reflected in the working capital deficit cited above.

(a)
These receivables due from LY Holdings include a $5.15 million note receivable (“First LYH Note”) and a related $0.4 million interest receivable as of June 30, 2011.  The First LYH Note was contributed to Lightyear by the LY Holdings Convertible Debtholders in exchange for shares of our common stock, pursuant to the Exchange Transaction.  The First LYH Note has a maturity date of December 31, 2011 and interest is payable at each quarter end, beginning June 30, 2010. On May 11, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until June 30, 2011. The Company is currently in discussions with LY Holdings to work out a mutually acceptable, near term method of interest payment. The obligations under the First LYH Note are secured by a subordinated security interest in certain assets of LY Holdings, specifically including its interests in Lightyear’s common stock and convertible preferred stock.

(b)
The LY Holdings receivables also include a $7.75 million note receivable (“Second LYH Note,” and collectively with the First LYH Note, the “LYH Notes”) and a related $0.6 million interest receivable as of June 30, 2011, both of which are reflected as contra-equity items on the balance sheet. The Second LYH Note was purchased by Lightyear pursuant to the Settlement Agreement.  The principal and related interest of the Second LYH Note are payable on demand. The obligations under this note are secured by a security interest in LY Holdings’ interests in Lightyear’s common stock and convertible preferred stock and certain interests in LY Holdings, excluding Sullivan’s interest.

(c)
The amount payable to Sullivan which represents Lightyear’s consideration for the purchase of the Second LYH Note pursuant to the Settlement Agreement (the “LNS Obligation”) as of June 30, 2011, is $6.3 million plus an interest payable of $0.1 million. Pursuant to the Second Amendment to Settlement Agreement, effective February 7, 2011, $1.0 million of the principal will be due on January 10, 2012, with the remainder of the principal, $5.3 million, to be paid on January 20, 2013. Interest is payable on a quarterly basis. On August 9, 2011, Sullivan agreed to forbear from demanding payment until January 10, 2013 of the $1,000,000 payment currently scheduled to be paid on January 10, 2012.

(d)
On January 21, 2011, the Company entered into a $2 million secured promissory note (the “Note”) arrangement with a bank. The Note is secured by Lightyear LLC’s accounts receivable and lockbox account, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company, and a guaranty by Lightyear LLC. The Note matures on January 21, 2013, will bear interest at a rate equal to the Prime Rate plus 4.0%, but the rate will never be less than 7.0%. Pursuant to the terms of the Note, the Company will make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012 and July 21, 2012. The final $1,000,000 principal payment is due on January 21, 2013.

(e)	Other secured notes payable in the amount of $0.6 million are classified as current on the condensed consolidated balance sheets as of June 30, 2011, while $2.0 million is long term.

Holders of convertible preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of convertible preferred stock held by them per annum, which accrue from the date of issuance and become payable when, as, and if declared by our board of directors. If we fail to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through June 30, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our convertible preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our convertible preferred stock increased from 5% to 8% per annum on all accrued but unpaid dividends on our convertible preferred stock. Cumulative undeclared dividends on our convertible preferred stock at the rate of 8% per annum total $1.8 million or $0.19 per share of convertible preferred stock at June 30, 2011.

Six Months Ended June 30, 2011 and 2010

Operating Activities

Net cash used in operating activities was $0.6 million for the six months ended June 30, 2011 compared to $2.4 million for the six months ended June 30, 2010. The amount used during the six months ended June 30, 2011 was primarily due to funding of deposits and payment arrangements related to SouthEast vendors and an increase in accounts receivable. The amount used during the six months ended June 30, 2010 was primarily due to operating losses and payment of accounts payable.

Investing Activities

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2011 compared to $0.02 million for the six months ended June 30, 2010. The usage of cash during the six months ended June 30, 2011 was attributable to $0.8 million for purchases of property and equipment offset by $0.2 million received for the sale of certain SouthEast net assets.

Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2011 compared to $3.8 million for the six months ended June 30, 2010.  The cash provided by financing for the six months ended June 30, 2011 included $2.0 million of net proceeds from a new credit facility and $0.3 million of proceeds from the cash surrender value of a life insurance policy offset by repayments of $1.0 million and $0.8 million against the obligation to related party and other obligations, respectively.

Potential Future Requirements and Sources of Liquidity

Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, the Company believes that it has sufficient working capital to support its current operating plans through June 30, 2012. Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings.  There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek additional extensions of our scheduled payment obligations, including the LNS Obligation.

Off Balance Sheet Arrangements

As of June 30, 2011, we have provided irrevocable standby letters of credit, aggregating approximately $0.2 million to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of June 30, 2011 and December 30, 2010, these letters of credit had not been drawn upon.

On April 12, 2010, we issued 9,500,000 shares of convertible preferred stock to LY Holdings. Holders of convertible preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of convertible preferred stock held by them per annum, which accrue from the date of issuance and become payable when, as and if declared by our board of directors. If we fail to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through June 30, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our convertible preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our convertible preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on our convertible preferred stock. Accrued but unpaid dividends on our convertible preferred stock at the rate of 8% per annum total approximately $1.8 million at June 30, 2011.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in the Form 8-K dated April 27, 2011, effective May 1, 2011, Stephen M. Lochmueller replaced J. Sherman Henderson as our Chief Executive Officer. We do not anticipate that this change in management will have a material effect on our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Lightyear previously reported the sale of unregistered securities in a Current Report on Form 8-K filed on April 28, 2011.

(b)	Not applicable.

(c)	Not applicable.

Item 3.   Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any indebtedness of the Registrant.

(b)
Holders of the Company’s convertible preferred stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of convertible preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through June 30, 2011, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its convertible preferred stock, $0.001 par value per share. As disclosed in the Company’s Form 8-K filed on July 1, 2010, the dividend payment rate on the Company’s convertible preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s convertible preferred stock. Cumulative undeclared dividends on the Company’s convertible preferred stock at the rate of 8% per annum total $1,848,986 as of June 30, 2011.

  Item 4.  (Removed and Reserved)

Not applicable.

Item 5.   Other Information.

Forbearance Agreement

As described in Note F to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q, on August 9, 2011, the Company entered into a Forbearance Agreement with Sullivan, whereby Sullivan agreed to forbear from demanding payment until January 10, 2013 of the $1,000,000 payment currently scheduled to be paid on January 10, 2012.

The foregoing description of the Forbearance Agreement does not purport to be complete and is qualified in its entirety by reference to the Forbearance Agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Item 6.   Exhibits.

Exhibit	Description

10.1	Consulting and Non-Competition Agreement dated as of May 1, 2011 by and between the Company, LY Holdings, LLC and J. Sherman Henderson III. (1)

10.2	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of May 11, 2011. (2)

10.3	Second Modification to Letter Agreements dated as of June 22, 2011. *

10.4	Lightyear Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of August 9, 2011. *

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification **

99.1	Lightyear Network Solutions, Inc. Press Release, dated August 15, 2011, related to earnings for the three months ended June 30, 2011. *

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 27, 2011.

(2)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date:  August 15, 2011