Form 10-Q/A
period 2011-06-30
Lightyear Network Solutions, Inc.
filed 2011-09-13
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐   No  ☒

As of August 12, 2011, there were 22,089,888 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

     The sole purpose of this Amendment No. 1 (the “Amendment”) to Lightyear Network Solutions, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.    This Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 formatted in XBRL (eXtensible Business Reporting Language) as an exhibit to the Amendment.

     No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II – Other Information

Item 6.   Exhibits.

Exhibit	Description

10.1	Consulting and Non-Competition Agreement dated as of May 1, 2011 by and between the Company, LY Holdings, LLC and J. Sherman Henderson III. (1)

10.2	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Lightyear Network Solutions, Inc., dated as of May 11, 2011. (2)

10.3	Second Modification to Letter Agreements dated as of June 22, 2011. *

10.4	Lightyear Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of August 9, 2011. *

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification *

99.1	Lightyear Network Solutions, Inc. Press Release, dated August 15, 2011, related to earnings for the three months ended June 30, 2011. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

*	Filed as an exhibit to the Original Form 10-Q for the quarterly period ended June 30, 2011, filed on August 15, 2011.

**	Furnished herewith.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 27, 2011.

(2)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date:  September 13, 2011