Form 10-Q
period 2011-09-30
Lightyear Network Solutions, Inc.
filed 2011-11-14
CIK 1130888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, there were 22,089,888 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
September 30, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2011 and 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	26

ITEM 4. Controls and Procedures.	26

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

ITEM 3. Defaults Upon Senior Securities.	27

ITEM 4. (Removed and Reserved)	27

ITEM 5. Other Information.	28

ITEM 6. Exhibits.	28

Signatures.	29

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$42,674	$1,009,209
Accounts receivable, net	5,192,455	6,150,424
Vendor deposits	1,927,439	1,686,911
Inventories, net	495,990	333,555
Deferred tax asset - current portion, net	-	56,939
Prepaid expenses and other current assets	2,358,107	2,287,875

Total Current Assets	10,016,665	11,524,913

Property and equipment, net	7,459,820	7,202,904
Intangible assets, net	2,352,230	2,763,666
Other assets	-	311,482

Total Assets	$19,828,715	$21,802,965

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$7,451,084	$7,160,116
Interest payable - related parties	65,283	113,818
Accrued agent commissions	547,696	569,833
Accrued agent commissions - related parties	2,757	25,036
Deferred revenue	485,529	2,017,188
Other liabilities	1,898,073	1,886,224
Other liabilities - related parties	92,334	97,383
Short term borrowings	-	320,428
Current portion of notes payable	861,246	529,899
Current portion of capital lease obligations	266,482	348,178

Total Current Liabilities	11,670,484	13,068,103
Notes payable, non-current portion	3,558,668	2,227,987
Capital lease obligation, non-current portion	811,547	985,871
Obligations payable - related party, non-current portion	6,250,000	7,250,000
Deferred tax liability, non-current portion, net	326,683	507,422

Total Liabilities	22,617,382	24,039,383

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $0.001 par value; 9,500,000 shares authorized; 9,500,000 shares issued and outstanding at
September 30, 2011 and December 31, 2010; aggregate liquidation
preference of $21,232,110 at September 30, 2011	9,500	9,500
Common stock, $0.001 par value; 70,000,000 shares authorized;
22,089,888 and 20,306,292 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	22,090	20,306
Notes and receivables from affiliate	(14,049,887)	(13,478,920)
Additional paid-in capital	9,369,630	8,898,069
Retained earnings	1,860,000	2,314,627

Total Stockholders' Deficiency	(2,788,667)	(2,236,418)

Total Liabilities and Stockholders' Deficiency	$19,828,715	$21,802,965

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$17,409,514	$11,588,424	$53,886,561	$34,128,989

Cost of revenues	11,089,139	7,999,755	34,735,187	23,315,583

Gross Profit	6,320,375	3,588,669	19,151,374	10,813,406

Operating Expenses
Commission expense	1,544,955	1,222,056	4,581,358	3,590,420
Commission expense - related parties	13,734	54,761	(2,834)	192,113
Depreciation and amortization	437,182	52,387	1,282,970	169,761
Bad debt expense	195,429	213,925	698,937	930,866
Transaction expenses	-	324,975	-	753,898
Selling, general and administrative expenses	4,173,910	2,707,335	13,466,738	8,144,638

Total Operating Expenses	6,365,210	4,575,439	20,027,169	13,781,696

Loss From Operations	(44,835)	(986,770)	(875,795)	(2,968,290)

Other Income (Expense)
Interest income	8,151	7,903	24,183	29,327
Interest income - related parties	192,664	284,306	570,967	388,718
Interest expense	(77,180)	(16,374)	(234,878)	(35,129)
Interest expense - related parties	(98,459)	(116,404)	(296,276)	(417,409)
Amortization of deferred financing costs	-	-	-	(68,423)
Amortization of deferred financing costs
- related parties	-	-	-	(69,345)
Amortization of debt discount - related parties	-	-	-	(100,860)
Change in fair value of derivative liabilities
- related parties	-	-	-	83,097
Other income	122,304	(721)	233,372	(612)
Other expense - related parties	-	-	-	(260,000)

Total Other Income (Expense)	147,480	158,710	297,368	(450,636)

Income (loss) before income taxes	102,645	(828,060)	(578,427)	(3,418,926)
Income tax benefit	-	-	123,800	-

Net Income (Loss)	102,645	(828,060)	(454,627)	(3,418,926)

Cumulative Preferred Stock Dividends	(383,122)	(383,124)	(1,136,877)	(712,110)

Loss Attributable to Common Stockholders	$(280,477)	$(1,211,184)	$(1,591,504)	$(4,131,036)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.06)	$(0.07)	$(0.23)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,242,475	19,831,101	21,641,444	17,771,761

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Nine Months Ended September 30, 2011

(unaudited)

					Notes
					And
	Convertible				Receivables	Additional
	Preferred Stock		Common Stock		From	Paid-In	Retained
	Shares	Amount	Shares	Amount	Affiliate	Capital	Earnings	Total

Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

Interest receivable associated
with notes receivable from affiliate	-	-	-	-	(570,967)	-	-	(570,967)

Issuance of common stock in
connection with the cashless
exercise of milestone warrants	-	-	1,783,596	1,784	-	(1,784)	-	-

Stock-based compensation	-	-	-	-	-	473,345	-	473,345

Net loss	-	-	-	-	-	-	(454,627)	(454,627)

Balance - September 30, 2011	9,500,000	$9,500	22,089,888	$22,090	$(14,049,887)	$9,369,630	$1,860,000	$(2,788,667)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(454,627)	$(3,418,926)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,282,970	169,761
Provision for bad debt expense	698,937	930,866
Stock-based compensation	473,345	152,550
Interest income from affiliate	(570,967)	(388,718)
Amortization of deferred financing costs	-	68,423
Amortization of deferred financing costs - related party	-	69,345
Amortization of debt discount - related party	-	100,860
Change in fair value of derivative liabilities - related party	-	(83,097)
Deferred taxes	(123,800)	-
Gain on sale of fixed asset	(121,619)	(109)
Changes in operating assets and liabilities:
Accounts receivable	259,032	(824,893)
Other assets	(5,254)	(21,786)
Vendor deposits	(240,528)	(39,450)
Inventories	(162,435)	(22,150)
Prepaid expenses and other current assets	(70,232)	6,714
Accounts payable	290,968	(2,464,588)
Interest payable - related parties	(48,535)	201,345
Accrued agent commissions	(22,137)	(40,125)
Accrued agent commissions - related parties	(22,279)	(1,794)
Deferred revenue	(1,531,659)	12,032
Other liabilities	11,849	282,919
Other liabilities - related parties	(5,049)	59,543

Total Adjustments	92,607	(1,832,352)

Net Cash Used in Operating Activities	(362,020)	(5,251,278)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,054,972)	(38,156)
Proceeds from sale of fixed asset	191,511	712

Net Cash Used in Investing Activities	(863,461)	(37,444)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	(1,000,000)	(250,000)
Repayments of capital lease obligations	(256,020)	(28,898)
Repayments of short term borrowings	(320,428)	(833,336)
Repayments of notes payable	(481,342)	-
Proceeds from notes payable	2,000,000	-
Proceeds from cash surrender value of life insurance	316,736	-
Proceeds from obligations payable - related party, net [1]	-	1,826,980
Proceeds from issuance of common stock and warrants, net [2]	-	3,850,796
Proceeds from short term borrowings	-	987,100
Payments of deferred debt financing costs	-	(94,300)

Net Cash Provided by Financing Activities	258,946	5,458,342

Net (Decrease) Increase In Cash	(966,535)	169,620

Cash - Beginning	1,009,209	440

Cash - Ending	$42,674	$170,060

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows—Continued

(unaudited)

	For The
	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$498,095	$321,066

Non-cash financing activites:
Forgiveness of indebtedness to LY Holdings	$-	$25,292,175
Stock issued in exchange for
note receivable from affiliate	$-	$5,149,980
Convertible preferred stock issuance	$-	$9,500
Obligations payable to related party issued in exchange
for note receivable from affiliate	$-	$7,750,000
Purchase of property and equipment in exchange
for notes payable	$143,370	$-

[1]	Face value of obligations payable to LY Holdings of $2,099,980, less selling commissions withheld of $273,000 during the nine months ended September 30, 2010.

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

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A—Organization, Operations, and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and subsidiaries (“Lightyear,” or the “Company”) as of September 30, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2010 which were filed with the Securities and Exchange Commission on March 30, 2011. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a SouthEast Telephone, organized June 22, 2010, (“SouthEast”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents and representatives. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 60,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheets, statements of operations and cash flows of the Company have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company is managed as a single business and a single segment.  Activity of the Company’s wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

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

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $894,890 and $559,468 as of September 30, 2011 and December 31, 2010, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Income Taxes

LNSI is taxed as a corporation. The Company’s subsidiaries are organized as limited liability companies, and have elected to be treated as disregarded entities for income tax purposes, with taxable income or loss passing through to LNSI, the parent, effective February 12, 2010, the date of the Company’s recapitalization. The individual entities file state and local income tax returns in certain jurisdictions and are subject to minimum taxes which are based on measures other than income.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. As of September 30, 2011 and December 31, 2010, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2011. The Company files income tax returns with most states. The Lightyear LLC tax returns for the prior three years remain open.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Revenue Recognition

Telecommunications services income such as access revenue and usage revenue are recognized on the accrual basis as services are provided. In general, access revenue is billed one month in advance and is recognized when earned. Wireless handheld devices are sold at a discount when bundled with a long-term wireless service contract. We recognize the equipment revenue and associated costs when title has passed and the equipment has been accepted by the customer. The Company provides administrative and support services to its agents and representatives and pays commissions based on revenues from the agents’ and representatives’ accounts. Amounts invoiced to customers in advance of services being provided are reflected as deferred revenues.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Revenue Recognition—Continued

The Company pays certain agents and representatives an initial lump sum commission. A portion of this commission is deferred and is amortized over a three month period.

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

Inventories

The Company maintains inventories consisting of wireless telephones and telecommunications equipment which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At September 30, 2011 and December 31, 2010, the Company had reserves for obsolete inventory of approximately $25,000.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Products that are determined to be obsolete are written down to net realizable value.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date; for non-employees, the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B—Summary of Significant Accounting Policies—Continued

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders, after deducting the cumulative undeclared dividends on the Company’s convertible preferred stock, by the weighted average number of shares of common stock outstanding during the period. Weighted average shares outstanding for the three and nine months ended September 30, 2011 includes the weighted average underlying shares exercisable with respect to the issuance of 173,980 warrants exercisable at $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At September 30, 2011, 9,500,000 shares of convertible preferred stock, 12,987 shares of unvested restricted stock, plus outstanding stock options and warrants to purchase 820,333 and 1,047,883 shares of common stock, respectively, an aggregate of 11,381,203 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At September 30, 2010, 9,500,000 shares of preferred stock, plus outstanding stock options and warrants to purchase 774,500 and 3,549,702 shares of common stock, respectively, an aggregate of 13,824,202 potentially dilutive shares of common stock, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through the date of the Company’s recapitalization on February 12, 2010, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of September 30, 2011, Lightyear had a cash balance of $42,674 and a working capital deficit of $1.7 million.

Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, the Company believes that it has sufficient working capital to support its operations through September 30, 2012. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. The Company is currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital on commercially acceptable terms, if needed. If the Company is unable to raise additional funds, it may need to take measures to conserve cash and the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek additional extensions of the scheduled payment obligations, including the obligations payable – related parties.

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

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company and SETEL for the three and nine months ended September 30, 2010, as if the acquisition occurred on January 1, 2010.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Revenues	$18,308,113	$56,261,007

Net loss attributable to common stockholders	$(1,237,465)	$(3,933,550)

Pro-forma net loss per common share - basic and diluted	$(0.06)	$(0.22)

Pro-forma weighted average shares outstanding – basic and diluted	20,031,101	17,971,761

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of the net assets of SETEL had been completed as of the beginning of 2010, nor are they necessarily indicative of future consolidated results.

Note D—Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Excise, state and local taxes payable	$808,065	$701,757
Other accrued expenses	271,401	442,367
Payroll, payroll taxes and bonuses	292,893	507,542
Deferred rent	275,091	-
Customer security deposits	250,623	234,558

Totals	$1,898,073	$1,886,224

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note E—Notes Payable

On January 21, 2011, the Company entered into a $2,000,000 secured promissory note (the “Note”) arrangement with a bank. The Note is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, LLC (“LY Holdings”), as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. The Note matures on January 21, 2013, and bears interest at a rate equal to the Prime Rate plus 4.0%, but not less than 7.0% per annum. Pursuant to the terms of the Note, the Company will make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012, and July 21, 2012. The final $1,000,000 principal payment is due on January 21, 2013. On January 25, 2011, from the proceeds of this Note, $1,000,000 was paid to a bank on behalf of Chris T. Sullivan (“Sullivan”) to repay a portion of the $7,250,000 obligations payable – related parties. Pursuant to an agreement, in consideration for his personal guaranty, the Company will pay one of its directors $60,000 for each year in which the guaranty is in effect, payable in monthly installments of $5,000. See Note J, Subsequent Events.

Note F—Related Party Transactions

Lightyear has significant transactions with its former parent, LY Holdings, and its members and deals with certain companies or individuals which are related parties, either by having owners in common or because they are controlled by members of LY Holdings, by directors of the Company or by relatives of members of LY Holdings or by directors of the Company. Aggregate related party transactions are segregated on the faces of the balance sheets and statements of operations.

Obligations Payable

On April 29, 2010, as amended on August 12, 2010 and February 7, 2011, the Company purchased a $7,750,000 LY Holdings demand note receivable resulting in an obligation payable of $7,750,000 to a related party, Sullivan, a director of the Company (the “Settlement Agreement”). The obligation payable – related party bears interest at a rate of LIBOR plus 6% on all amounts owed up to $7,000,000 and LIBOR plus 9% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. On the first day of each quarter year (through and including the maturity date) Lightyear LLC will make a payment of all accrued but unpaid interest. Lightyear LLC will make a payment of all remaining principal and interest on the maturity date, which is January 10, 2013.

At September 30, 2011 and December 31, 2010, the Company had outstanding $6,250,000 and $7,250,000 on this obligation payable – related party, respectively.

See Note J, Subsequent Events.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F—Related Party Transactions—Continued

Other

A director of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $4,000 and $11,000 in commissions from Lightyear during the three and nine months ended September 30, 2011, respectively, and $5,000 and $14,000 during the three and nine months ended September 30, 2010, respectively.

Since 2008, a former employee (and son of a director) of the Company, has maintained a representative position in a direct selling entity which earned approximately $9,000 and $31,000 in commissions from Lightyear during the three and nine months ended September 30, 2011 and $15,000 and $74,000 during the three and nine months ended September 30, 2010, respectively. This representative position was terminated voluntarily on October 7, 2011.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to certain directors of the Company. On June 22, 2011, certain holders of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. During the three and nine months ended September 30, 2011, Lightyear recorded approximate expense of $14,000 and net credits of $3,000 related to VoIP and wireless revenue overrides, respectively. During the three and nine months ended September 30, 2010, Lightyear recorded approximately $35,000 and $104,000 of VoIP and wireless revenue override expense, respectively.

Pursuant to a former officer’s employment agreement, Lightyear provided life insurance coverage consisting of $3,000,000 under a whole life policy and $5,000,000 under a term life policy. Lightyear also maintained $5,000,000 under a key man life policy on the same former officer. The proceeds from $2,000,000 of the term life policy and the full proceeds of the key man life policy had been assigned to Sullivan as collateral for the obligations payable – related parties, but Sullivan waived those rights concurrent with the actions described below. Pursuant to a Consulting and Non-Competition Agreement dated April 21, 2011 (see Note I, Commitments and Contingencies, Consulting and Non-Competition Agreement, for additional details), J. Sherman Henderson, III (“Henderson”) was assigned the term life policy, and Henderson will be responsible for all premiums due on the policy following the assignment. On May 5, 2011, (a) the Company transferred the whole life policy to Henderson who will be responsible for all premiums due on the policy following the assignment; and (b) the Company elected to withdraw the cash surrender value from the whole life policy and prior to September 30, 2011 collected the $0.3 million in cash surrender value included in other assets at December 31, 2010. On July 27, 2011, the Company terminated the key man life policy. Aggregate insurance premium expense for these policies was approximately $7,000 and $43,000 for the three and nine months ended September 30, 2011 and $19,000 and $63,000 for the three and nine months ended September 30, 2010, respectively.

Note G—Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 32% and 24% during the three months ended September 30, 2011 from two suppliers and 30%, 24% and 10% during the nine months ended September 30, 2011 from three suppliers. The Company acquired approximately 45% and 11% during the three months ended September 30, 2010 and 43% and 12% during the nine months ended September 30, 2010 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency

Convertible Preferred Stock Dividends

Holders of convertible preferred stock are entitled to receive dividends at the rate of 5% per annum of the aggregate stated value of convertible preferred stock held by them, which accrue from and after the date of issuance and become payable when, as and if declared by the Company’s board of directors. If the Company fails to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate increases to 8% per annum on all accrued but unpaid dividends. Through September 30, 2011, the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its convertible preferred stock, $0.001 par value per share. Undeclared dividends on the Company’s convertible preferred stock at the rate of 8% per annum total $383,122 and $1,136,877 or $0.04 and $0.12 per share for the three and nine months ended September 30, 2011, respectively, and are cumulatively $2,232,110 or $0.24 per share as of September 30, 2011. See Note J, Subsequent Events.

Warrants

Milestone Warrants

In connection with a pre-2011 equity financing, the Company issued warrants to investors to purchase shares of common stock at an exercise price of $0.01 per share with a three year term, which become exercisable if specified milestones are not met (the “Milestone Warrants”). In the event that the specified milestones are not met, the Company was obligated to issue to the selling agent exercisable five-year warrants to purchase shares of common stock at an exercise price of $4.00 per share (the “Selling Agent Milestone Warrants”).

On February 26, 2011, the Company did not meet the third milestone included in the outstanding Milestone Warrants. As a result of not meeting the third milestone, the warrants associated with that milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,201 Selling Agent Milestone Warrants. The Company issued 445,564 shares of its common stock to investors on February 26, 2011 in connection with the cashless exercise of these Milestone Warrants.

On March 28, 2011, the Company did not meet the fourth and fifth milestones included in the outstanding Milestone Warrants. As a result of not meeting the fourth and fifth milestones, the warrants associated with those milestones were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 84,542 Selling Agent Milestone Warrants. The Company issued 892,456 shares of its common stock to investors on March 28, 2011 in connection with the cashless exercise of these Milestone Warrants.

On April 27, 2011, the Company did not meet the sixth milestone included in the outstanding Milestone Warrants. As a result of not meeting the sixth milestone, the warrants associated with this milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,332 Selling Agent Milestone Warrants. The Company issued 445,576 shares of its common stock to investors on April 27, 2011 in connection with the cashless exercise of these Milestone Warrants.

As of September 30, 2011, there were no remaining Milestone Warrants outstanding. As of September 30, 2011, there were 169,084 Selling Agent Milestone Warrants outstanding.

Fixed Warrants

In connection with a pre-2011 equity financing, the Company issued exercisable five-year warrants to purchase shares of common stock to investors and selling agents with an exercise price of $4.00 per share (the “Fixed Warrants”). As of September 30, 2011, there were 861,401 Fixed Warrants outstanding, of which 671,271 were issued to investors and 190,130 were issued to selling agents.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency—Continued

Warrants—Continued

Additional Warrants

In connection with a pre-2011 equity financing, the Company periodically issues exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 111,282 Additional Warrants (101,165 were issued to investors and 10,117 were issued to selling agents) during the nine months ended September 30, 2011. As of September 30, 2011, there were 191,378 Additional Warrants outstanding, of which 173,980 were issued to investors and 17,398 were issued to selling agents.

Summary

As of September 30, 2011, in the aggregate there were 1,221,862 warrants outstanding and exercisable which had a weighted average exercise price of $3.43, a weighted average remaining contractual life of 4.0 years and an aggregate intrinsic value of approximately $26,000.

Stock Option Grants

On June 7, 2011, the Company’s board of directors approved the repricing of each of the outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share, subject to shareholder approval, which was obtained on July 19, 2011. Since the members of the board of directors controlled enough votes to ensure shareholder approval, the shareholder approval was a formality. As such, the modification was recognized on the date of board approval. As a result of the modification, the Company recorded incremental expense of approximately $84,000 immediately and will record another incremental $185,000 over the remaining vesting period.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk free interest rate	1.58%	n/a	1.58%	2.48%
Expected term (years)	6.0	n/a	6.0	6.0
Expected volatility	43.1%	n/a	43.1%	46.7%
Expected dividends	0.0%	n/a	0.0%	0.0%

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H—Stockholders’ Deficiency—Continued

Stock Option Grants—Continued

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2011 was $0.36 per share. The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2010 was $1.85 per share.

The Company recognized approximately $133,000 and $430,000 of stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. The Company recognized approximately $105,000 and $153,000 of stock-based compensation expense during the three and nine months ended September 30, 2010, respectively, related to employee stock option grants. During the nine months ended September 30, 2011, options to purchase 100,000 shares of common stock at a weighted average exercise price of $1.25 per share were granted and options to purchase 192,167 shares of common stock at a weighted average exercise price of $3.38 per share were forfeited. As of September 30, 2011, there were 820,333 outstanding stock options with a weighted average exercise price of $1.25 per share, a weighted average remaining contractual life of 8.8 years and no intrinsic value. As of September 30, 2011, there were 240,314 exercisable stock options with a weighted average exercise price of $1.25 per share, a weighted average remaining contractual life of 8.6 years and no intrinsic value. As of September 30, 2011, there was approximately $1,094,000 of unrecognized employee stock-based compensation expense that will be amortized over a weighted average period of 1.7 years.

Restricted Stock Grants

The Company recognized approximately $15,000 and $43,000 of stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, related to director restricted stock grants, which is reflected as professional fees expense in the condensed consolidated statements of operations. As of September 30, 2011, there was approximately $3,000 of unrecognized director stock-based compensation expense related to 12,987 unvested restricted stock grants with a weighted average grant date fair value of $4.75 that will be amortized over a weighted average period of less than 0.1 years. Through September 30, 2010, there was no stock-based compensation expense, as there were no restricted stock grants.

Notes Receivable from Affiliate

On February 12, 2010, certain investors contributed a note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The principal of $5,149,980 and the related interest receivable of $420,464 at September 30, 2011, are recorded as a contra-equity item because they represent receivables from an affiliate, LY Holdings. The maturity date of this note receivable is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On May 11, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under this note receivable or commencing any action until June 30, 2011. Interest income on the note receivable was approximately $65,000 and $193,000 for the three and nine months ended September 30, 2011, respectively, and approximately $163,000 for the three and nine months ended September 30, 2010, respectively.

The $7,750,000 note receivable from LY Holdings and the related interest receivable of $729,443 at September 30, 2011 are recorded as contra-equity items because they represent receivables from an affiliate. The principal and the related interest receivable are due on demand. The note receivable bears interest at a rate of LIBOR plus 6% on the balance up to $7,000,000 and LIBOR plus 9% on the balance in excess of $7,000,000, neither of which will exceed 10% per annum. Interest income on the note receivable was approximately $128,000 and $378,000 for the three and nine months ended September 30, 2011, respectively, and approximately $121,000 and $226,000 for the three and nine months ended September 30, 2010, respectively.

See Note J, Subsequent Events.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note I—Commitments and Contingencies

Litigation

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in California District Court on August 31, 2011.  The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities.  Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.”  Lightyear denies the allegations.  Lightyear has been granted an extension to respond to the lawsuit while Mr. Halpern’s counsel  further reviews the facts of the case.  Mr. Halpern has claimed damages of $750,000. Lightyear has notified its insurance  carriers concerning this matter and believes the matter is covered by these policies, subject to a $150,000 deductible.  The Company believes that the allegations are meritless.  The Company intends to contest the allegations vigorously and has not recorded a provision for any loss that could be incurred as a result of the action.

As of September 30, 2011, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Billing Disputes

As of September 30, 2011, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Consulting and Non-Competition Agreement

On April 21, 2011, the Company entered into an agreement with Henderson, who was, at the time of the agreement, the Company’s Chief Executive Officer. Under the agreement, Henderson will serve in an advisory capacity and with the honorary title of Founder and Chair Emeritus and will provide consulting services to the Company commencing on May 1, 2011 and terminating on April 30, 2012. Henderson will receive a stipend of $296,000, paid ratably over the term of the agreement, which contains certain provisions relating to confidentiality, noncompetition and other covenants on confidential materials and related matters. The term of the agreement will end earlier upon the occurrence of either (i) a change in control of Lightyear, (ii) the material breach of the agreement by either party, which is not cured within fifteen days upon written notice, or (iii) upon the resignation by Henderson as a consultant. Henderson has not been released from any pledges or personal guarantees previously made by him for the benefit of the Company or any of its affiliates. The agreement terminates Henderson’s employment agreement with the Company. Henderson will remain a director of the Company for the remainder of his current term, and LY Holdings has agreed to vote its shares of Company stock in favor of Henderson as a director of the Company during the term of the agreement. See Note F, Related Party Transactions.

Operating Lease

The Company leases its office space in Louisville, Kentucky under terms classified as an operating lease. In April 2009, the Company entered into a new lease agreement. The term of the lease was for six years, ending on March 31, 2015. Commencing in October 2009, the Company and the landlord informally agreed to reduce the rent by $15,000 per month. On June 30, 2011, the Company and the landlord agreed to formalize this understanding by modifying the lease agreement. The modified lease agreement has a monthly base rent of approximately $60,000 and the lease term was extended until September 30, 2015. In addition, the landlord formally agreed to forgive the previously unpaid rent and maintenance charges as a lease concession. The resulting deferred rent will be recognized over the life of the lease.

Rent expense for the three and nine months ended September 30, 2011 was approximately $119,000 and $288,000, respectively, and was approximately $135,000 and $418,000 for the three and nine months ended September 30, 2010, respectively.

See Note D, Other Liabilities.

Lightyear Network Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note J—Subsequent Events

Intercompany Agreement

On November 4, 2011, the Company, LY Holdings and Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”).  Pursuant to the Intercompany Agreement, LY Holdings will surrender all 9,500,000 shares of the Company’s convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which will be canceled and retired, in complete satisfaction of LY Holdings' principal indebtedness to LNSI of $12,899,980, which is recorded on the books of LNSI as Notes Receivable – Affiliate. The remaining Interest Receivable – Affiliate was restructured, with LY Holdings issuing LNSI a note with a face principal amount of $1,223,203 (the “Interest Note”), which is secured by two million shares of the Company’s common stock owned by LY Holdings. The Interest Note bears interest at the one-year LIBOR rate plus 2% per annum and all principal and interest will be due at the November 4, 2016 maturity date. The Interest Note contains customary events of default, including a default upon a change of control of LY Holdings, and may be accelerated upon any event of default. The redemption of the preferred stock will be accounted for by treating the excess of the fair value of the consideration (the Notes Receivable – Affiliate) over the carrying value of the preferred stock as a dividend on the preferred stock which will be deducted from earnings available to common stockholders.

Contemporaneously, LNSI amended and restated its obligation payable to Sullivan under the Settlement Agreement by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”).  The Settlement Note will bear interest at the three-month LIBOR rate plus 4% per annum, which will be paid quarterly commencing on February 10, 2012.  The principal is due to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty.

The Settlement Note is secured by: (i) a Security Agreement dated as of November 4, 2011 among LNSI, Lightyear LLC and Sullivan through which LNSI and Lightyear LLC grant Sullivan a subordinated security interest in substantially all of the assets of LNSI and of Lightyear LLC; (ii) the personal guaranty of a director; (iii) a Security Agreement between an entity affiliated with a director and Sullivan whereby the entity grants to Sullivan a security interest in its membership interest in thirty percent (30%) of LY Holdings; and (iv) a Security Agreement between an entity affiliated with a different director and Sullivan whereby the entity grants to Sullivan a security interest in the entity’s ten percent (10%) membership interest in LY Holdings. As of the closing of the Intercompany Agreement, LY Holdings owned 10,000,000 shares, or 45.27%, of LNSI’s outstanding common stock.

On November 4, 2011, LNSI entered into a Collateral Release Agreement with LY Holdings and a bank whereby LY Holdings was released from its pledge of 2,000,000 shares of LNSI convertible preferred stock as collateral for the $2,000,000 note owed by LNSI to the bank. Concurrent with the Collateral Release Agreement, LY Holdings and the bank entered into a Stock Pledge Agreement whereby LY Holdings pledged 2,000,000 shares of LNSI common stock owned by LY Holdings as collateral for the note.

Modification of Note Payable

Effective November 9, 2011, the Company and the bank agreed to modify the terms of the $2,000,000 note.  Pursuant to the term sheet, the modified note will require the Company to (1) make an immediate $50,000 principal payment; (2) make monthly principal and interest payments totaling $37,780 per month, commencing on January 25, 2012; and (3) make a final payment consisting of the remaining principal and any accrued but unpaid interest at the amended January 25, 2014 maturity date.  In addition, the bank will waive all covenant violations that occurred during the three months ended September 30, 2011 and agrees to amend the debt covenants going forward.  The modified note will bear interest at a fixed rate of 6%. The modified note will be secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and subsidiaries (“Lightyear” or the “Company”) for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 1A of Part I of Lightyear’s Form  10-K filed March 30, 2011. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Overview

Lightyear, through its wholly owned subsidiaries, Lightyear LLC and  SE Acquisitions, LLC d/b/a SouthEast Telephone, a Kentucky limited liability company (“SouthEast”), provides telecommunications services throughout the United States primarily through a distribution network of authorized agents.  In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services.  Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company.

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 44 states.  We sell our products and services primarily through a distribution network of more than 6,000 authorized independent agents and representatives.

Lightyear provides service to approximately 60,000 customer locations as of September 30, 2011, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia.  We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, as well as a nationwide distribution network through which additional new concentrations may be built, and resulting in higher margins.

We intend to increase Lightyear’s revenue and earnings via a combination of organic and acquisition based growth. The organic growth strategy is focused on the Company’s extensive network of independent agents and a growing number of creative marketing and incentive plans targeting higher margin products and multi-location customers.  In addition, we believe new carrier relationships and enhanced wireless, VoIP and data products will complement our existing strengths in landline service products.  Our acquisition strategy is focused on identifying small to mid-sized companies that provide either products or services similar to those provided by Lightyear or ones that expand the Company’s product offering and/or geographic reach.  We maintain a disciplined approach to acquisitions such that potential acquisition candidates are expected to meet specific criteria including some or all of the following:

•	Accretive to earnings in the first year;
•	Accretive to cash flow, including amortization of the cost of capital, in the first 6 months following the acquisition; and
•	Strategic locations throughout the US where Lightyear has and/or anticipates significant demand for its service offerings.

Lightyear’s management team and board of directors bring significant strengths to its ability to integrate and consolidate acquired companies and assets.  In addition, specific technologies have been developed to significantly facilitate such integrations.  An example is the Portal System, Lightyear’s proprietary Operation Systems Support system, a single point of entry for quoting new business, order entry, billing and collections, and communicating directly with our major suppliers.

In Q4 2010, Lightyear, through SouthEast, completed the acquisition of the business assets of SouthEast Telephone, Inc. (“SETEL”). SETEL filed for bankruptcy under Chapter 11 in September 2009.  SouthEast, with approximately 31,000 customer lines, provides us with voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers.

Many of the same economic conditions and market pressures which affected our results of operations in 2010, continued to persist through the third quarter of 2011.  In 2010, major challenges we faced were heightened competition and bad debt expense.  By developing a more robust pre-paid product and increasing customer credit requirements, we were able to reduce our provision for bad debt expense to $1.0 million for the year ended December 31, 2010.  For the nine months ended September 30, 2011, our provision for bad debt expense was $0.7 million, which was $0.3 million below the prior year for the same period.

Impact of SouthEast

Our acquisition of SETEL assets provided us with additional network infrastructure that will enable us to lower our costs on our existing business.  From SouthEast alone, we expect to increase our annual revenues by over $20.0 million over the levels for the year ended December 31, 2010.  Furthermore, we have implemented steps that we expect to enable us to lower our operating costs as a percentage of our revenues.  These steps have included the consolidation of back office and bill printing functions and the implementation of improved credit standards upon the granting of credit to our customers.

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

Operating Expenses

Operating expenses include:

•
commission expense, which consists of payments to agents and representatives based on a percentage of the monthly billings and upfront payments to agents and representatives at the time the customer was acquired;

•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•
selling, general and administrative expenses which consists of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, and other costs.

Other Income (Expense)

•	Interest income – related parties represents interest earned on the LYH Notes (see discussion – Liquidity and Capital Resources – Overview); and
•
Interest expense – related parties currently represents interest payable on the LNS Obligation (see discussion – Liquidity and Capital Resources – Overview) and formerly on loans payable to LY Holdings, LLC (“LY Holdings”);

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

The table below summarizes the results of operations for the quarters ended September 30, 2011 and 2010. The operating results of SouthEast are shown separately in order to quantify the impact of the acquisition of SETEL assets on October 1, 2010 on the consolidated results.

					Quarter Ended
	Quarter Ended September 30, 2011				September 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC

Revenues	$17,409,514	$(963,807)	$7,165,484	$11,207,837	$11,588,424
Cost of revenues	11,089,139	(963,807)	4,840,788	7,212,158	7,999,755
Gross Profit	6,320,375	-	2,324,696	3,995,679	3,588,669

Operating Expenses
Commission expense	1,558,689	-	110,415	1,448,274	1,276,817
Depreciation expense	437,182	-	406,830	30,352	52,387
Bad debt expense	195,429	-	97,775	97,654	213,925
Selling, general and administrative expenses	4,173,910	-	1,539,847	2,634,063	3,032,310
	6,365,210	-	2,154,867	4,210,343	4,575,439
(Loss) Income From Operations	$(44,835)	$-	$169,829	$(214,664)	$(986,770)

Revenues

Revenues were approximately $17.4 million and $11.6 million, respectively, for the three months ended September 30, 2011 and 2010, an increase of $5.8 million or 50%.  The SETEL asset acquisition (net of eliminations) accounted for $6.2 million (36%) of total revenues.

The following table presents our operating revenues by product category for the quarters ended September 30, 2011 and 2010.

	(in millions)
					Quarter Ended
	Quarter Ended September 30, 2011				September 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Voice service	$4.3	$(1.0)	$0.4	$4.9	$5.5
Local service	5.4	-	3.6	1.8	2.0
VoIP	0.8	-	-	0.8	1.0
Data services	1.8	-	0.9	0.9	1.0
Wireless services	1.1	-	-	1.1	0.7
CABS	1.9	-	1.9	-	-
Other services	2.1	-	0.4	1.7	1.4
TOTAL	$17.4	$(1.0)	$7.2	$11.2	$11.6

Voice service revenues of Lightyear LLC decreased by $0.6 million to $4.9 million for the quarter ended September 30, 2011 due to a decline in usage and prices due to a switch to integrated products. Wireless service revenues increased by $0.4 million to $1.1 million for the quarter ended September 30, 2011 due to a shift in focus to prepaid wireless service. Other service revenues of Lightyear LLC increased by $0.3 million to $1.7 million for the quarter ended September 30, 2011, due to an increase in fees earned as a result of higher demand for representative support products.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 and 2010, amounted to approximately $11.1 million (64% of revenues) and $8.0 million (69% of revenues), respectively, an increase of $3.0 million or 38%. The SETEL asset acquisition (net of eliminations) accounted for $3.9 million (35%) of total cost of revenues.

Gross Margin

Gross Margins were approximately $6.3 million (36% of revenue) and $3.6 million (31%), respectively for the quarters ended September 30, 2011 and 2010, an increase of $2.7 million or 76%, or a 5% increase in the gross margin percentage.  The increase in the gross margin percentage was a result of an increase in sales of representative support products along with increased revenues related to representative fees, both of which have high margins. The acquisition of SETEL assets accounted for $2.3 million of the increase.

Operating Expenses

Operating expenses related solely to Lightyear LLC decreased $0.4 million or 8% to $4.2 million from $4.6 million for the quarters ended September 30, 2011 and 2010, respectively.  The decrease was primarily attributable to the $0.1 million decrease in bad debt expense and the $0.3 million decrease in transaction costs (costs associated with the SETEL asset acquisition) offset by a $0.1 million increase in commission expense.  Commission expenses increased by $0.1 million or 13% to $1.4 million (13% of revenues) from $1.3 million (11% of revenues), primarily as a result of higher commissionable revenues. Depreciation and amortization expense decreased by approximately $0.02 million or 42% to $0.03 million from $0.05 million.  Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income decreased negligibly to $0.2 million from $0.3 million. Interest expense increased $0.1 million to $0.2 million from $0.1 million, due to the increase in borrowings.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The table below summarizes the results of operations for the nine months ended September 30, 2011 and 2010.  The operating results of SouthEast are shown separately in order to quantify the impact of the acquisition of SETEL assets on consolidated results.

					Nine Months Ended
	Nine Months Ended September 30, 2011				September 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC

Revenues	$53,886,561	$(3,051,521)	$22,114,185	$34,823,897	$34,128,989
Cost of revenues	34,735,187	(3,051,521)	14,983,151	22,803,557	23,315,583
Gross Profit	19,151,374	-	7,131,034	12,020,340	10,813,406

Operating Expenses
Commission expense	4,578,524	-	304,874	4,273,650	3,782,533
Depreciation expense	1,282,970	-	1,172,553	110,417	169,761
Bad debt expense	698,937	-	282,599	416,338	930,866
Selling, general and administrative expenses	13,466,738	-	5,206,494	8,260,244	8,898,536
	20,027,169	-	6,966,520	13,060,649	13,781,696
(Loss) Income From Operations	$(875,795)	$-	$164,514	$(1,040,309)	$(2,968,290)

Revenues

Revenues were approximately $53.9 million and $34.1 million, respectively, for the nine months ended September 30, 2011 and 2010, an increase of $19.8 million or 58%. The SETEL asset acquisition (net of eliminations) accounted for $19.1 million (96%) of the revenue increase.

The following table presents our operating revenues by product category for the nine months ended September 30, 2011 and 2010.

	(in millions)
					Nine Months Ended
	Nine Months Ended September 30, 2011				September 30, 2010
	Consolidated	Eliminations	SouthEast	Lightyear LLC	Lightyear LLC
Voice service	$13.6	$(3.0)	$1.1	$15.5	$15.7
Local service	16.5	-	10.9	5.6	6.1
VoIP	2.6	-	-	2.6	3.0
Data services	5.5	-	2.8	2.7	3.0
Wireless services	2.9	-	-	2.9	2.0
CABS	6.2	-	6.2	-	-
Other services	6.6	-	1.1	5.5	4.3
TOTAL	$53.9	$(3.0)	$22.1	$34.8	$34.1

Voice service revenues of Lightyear LLC decreased by $0.2 million to $15.5 million for the nine months ended September 30, 2011 due to a decline in usage and prices due to a switch to integrated products. Wireless service revenues increased by $0.9 million to $2.9 million for the nine months ended September 30, 2011 due to a shift in focus to prepaid wireless service. Other service revenues of Lightyear LLC increased by $1.2 million to $5.5 million for the nine months ended September 30, 2011, due to an increase in fees earned as a result of higher demand for representative support products.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2011 and 2010 amounted to approximately $34.7 million (64% of revenue) and $23.3 million (68% of revenue), respectively, an increase of $11.4 million or 49%.  The acquisition of SETEL assets (net of eliminations) accounted for $11.9 million (104%) of the total cost of sales increase.

Gross Margin

Gross margins were approximately $19.2 million (36% of revenue) and $10.8 million (32% of revenue), respectively, for the nine months ended September 30, 2011 and 2010, an increase of $8.4 million or 78%, or a 4% increase in the gross margin percentage as a result of a shift in business towards higher margin products. The acquisition of SETEL assets accounted for $7.1 million (86%) of the dollar increase.

Operating Expenses

Operating expenses related solely to Lightyear LLC decreased by $0.7 million to $13.1 million from $13.8 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily attributable to a decrease of $0.5 million in the bad debt provision and a $0.6 million decrease in selling, general and administrative expenses partially offset by a $0.4 million increase in commission expense. Operating expenses related to SouthEast have been excluded from this discussion for comparability purposes, and can be seen in the table above.

Other Income (Expense)

Interest income increased to $0.6 million from $0.4 million due to full nine months of recording interest income on the LYH Notes. Other income in 2011 includes a gain on the sale of an asset of $0.1 million and a $0.1 million attorney refund associated with the SETEL asset acquisition. Other expense decreased from $0.3 million to none because of a $0.3 million charge incurred in connection with the acquisition of the LNS Obligation in 2010. Interest expense increased to $0.5 million from $0.4 million.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses.  Through the date of the Company’s recapitalization on February 12, 2010, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million.  As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash.  As of September 30, 2011, Lightyear had a cash balance of $42,674 and a working capital deficit of $1.7 million.

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

After taking into account the recent developments discussed on page 24, based on our internal forecasts and assumptions regarding our short term cash requirements, we believe that we have sufficient working capital to support our operations through September 30, 2012. Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that we will be successful in securing additional capital on commercially acceptable terms, if needed.  If we are unable to raise additional funds, we expect to take measures to conserve cash, including (a) initiating additional cost reductions; (b) foregoing acquisition or network build-out opportunities; and/or (c) seeking extensions of the scheduled payment obligations, including the obligations payable – related parties.

Significant Items Impacting Liquidity

As of September 30, 2011, the significant items impacting Lightyear’s liquidity are aggregate notes and interest receivable from LY Holdings of $14.0 million (see items (a) and (b), below) and aggregate obligations and interest payable to Chris T. Sullivan (“Sullivan”) of $6.3 million.  LY Holdings’ principal assets are 10 million shares of Lightyear common stock and 9.5 million shares of Lightyear preferred stock, which are convertible into the same number of shares of common stock.

The notes and interest receivable from LY Holdings are reflected as contra-equity items, and reported within “Stockholders’ Deficiency” on the balance sheet.  The obligations to Sullivan are reflected as current and non-current liabilities on the balance sheet.  The status of the significant items as of September 30, 2011, are as follows (see Recent Developments for updates on status):

(a)
These receivables due from LY Holdings include a $5.15 million note receivable (“First LYH Note”) and a related $0.4 million interest receivable as of September 30, 2011.  The First LYH Note was contributed to Lightyear by the holders of LY Holdings’ convertible promissory notes in exchange for shares of our common stock.  The First LYH Note has a maturity date of December 31, 2011 and interest is payable at each quarter end, beginning June 30, 2010.  On May 11, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until June 30, 2011. The obligations under the First LYH Note are secured by a subordinated security interest in certain assets of LY Holdings, specifically including its interests in Lightyear common stock and preferred stock. See “Recent Developments” below.

(b)
The LY Holdings receivables also include a $7.75 million note receivable (“Second LYH Note”) and a related $0.7 million interest receivable as of September 30, 2011, both of which are reflected as contra-equity items on the balance sheet, which was purchased by the Company and resulted in an obligation payable of $7,750,000 to Sullivan (the “Settlement Agreement”). The Second LYH Note is a demand note. The obligations under this note are secured by a security interest in LY Holdings’ interests in Lightyear common stock and preferred stock and certain interests in LY Holdings, excluding Sullivan’s interest. See “Recent Developments” below.

(c)
The amount payable to Sullivan which represents Lightyear’s consideration for the purchase of the Second LYH Note pursuant to the Settlement Agreement (the “LNS Obligation”) as of September 30, 2011, is $6.3 million plus an interest payable of $0.1 million.  Pursuant to the second amendment to the Settlement Agreement, effective February 7, 2011, the $1.0 million of the principal will be due on January 10, 2012, with the remainder of the principal, $5.3 million to be paid on January 20, 2013.  Interest is paid on a quarterly basis.  On August 9, 2011, Sullivan agreed to forbear from demanding payment until January 10, 2013 of the $1,000,000 payment scheduled to be paid on January 10, 2012. See “Recent Developments” below.

(d)
On January 12, 2011, the Company entered into a $2.0 million secured promissory note (the “Note”) arrangement with a bank.  The Note is secured by Lightyear LLC’s accounts receivable and lockbox account, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company, and a guaranty by Lightyear LLC.  The Note matures on January 21, 2013, as well as $500,000 principal payments on January 21, 2012 and July 21, 2012.  The final $1,000,000 principal payment is due on January 21, 2013. See “Recent Developments” below.

(e)	Other secured notes payable in the amount of $0.6 million are classified as current on the condensed consolidated balance sheets as of September 30, 2011, while $1.9 million is long term.

Holders of preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of preferred stock held by them per annum, which shall accrue and be payable when, as, and if declared by our board of directors.  If we fail to pay dividends on preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume.  Through September 30, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our preferred stock, $0.001 par value per share.  Therefore, the dividend payment rate on our preferred stock increased from 5% to 8% per annum on all accrued but unpaid dividends on the our preferred stock.  Cumulative undeclared dividends on our preferred stock at the rate of 8% per annum total $2.2 million or $0.24 per share at September 30, 2011.

Recent Developments

Intercompany Agreement

On November 4, 2011, we, LY Holdings and Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”).  Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the LNSI convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which shares of convertible preferred stock have been canceled and retired, in complete satisfaction of LY Holdings’ principal indebtedness to LNSI of $12,899,980. The remaining Interest Receivable – Affiliate will be restructured, with LY Holdings issuing us a note with a face principal amount of $1,223,203 (the “Interest Note”), which is secured by two million shares of LNSI common stock owned by LY Holdings. The Interest Note bears interest at the one-year LIBOR rate plus 2% per annum and all principal and interest will be due at the November 4, 2016 maturity date. The Interest Note contains customary events of default, including a default upon a change of control of LY Holdings, and may be accelerated upon any event of default.

Contemporaneously, we amended and restated our obligation payable to Sullivan under the Settlement Agreement by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”).  The Settlement Note bears interest at the three-month LIBOR rate plus 4% per annum, payable quarterly commencing on February 10, 2012.  The principal is due to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty.

The Settlement Note is secured by: (i) a Security Agreement dated as of November 4, 2011 among us and Sullivan through which we grant Sullivan a subordinated security interest in substantially all of our assets; (ii) the personal guaranty of a director; (iii) a Security Agreement between an entity affiliated with a director and Sullivan whereby the entity grants to Sullivan a security interest in its membership interest in thirty percent (30%) of LY Holdings; and (iv) a Security Agreement between an entity affiliated with a different director and Sullivan whereby the entity grants to Sullivan a security interest in the entity’s ten percent (10%) membership interest in LY Holdings. Immediately after the consummation of the Intercompany Agreement, LY Holdings owned 10,000,000 shares, or 45.27%, of our outstanding common stock.

Modification of Note Payable

Effective November 9, 2011, we and our bank agreed to modify the terms of our $2,000,000 note arrangement.  Pursuant to the term sheet, the modified note will require us to (1) make an immediate $50,000 principal payment; (2) make monthly principal and interest payments totaling $37,780 per month, commencing on January 25, 2012; and (3) make a final payment consisting of the remaining principal and any accrued but unpaid interest at the amended January 25, 2014 maturity date.  In addition, the bank will agree to waive all covenant violations for the three months ended September 30, 2011 and to amend debt covenants going forward.  The modified note will bear interest at a fixed rate of 6%. The modified note will be secured by Lightyear LLC’s lockbox bank account and business operating bank account, other tangible and intangible assets, the pledge of two million shares of our common stock owned by LY Holdings, as well as the personal guaranties of certain of our directors and a guaranty by Lightyear LLC.

Nine Months Ended September 30, 2011 and 2010

Operating Activities

Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2011 compared to $5.3 million for the year ended September 30, 2010.  The amount used during the nine months ended September 30, 2011 was due to the net decrease in operating assets and liabilities of $1.5 million and net loss of $0.5 million, partially offset by cash provided by non-cash items of $1.6 million.  The amount used during the nine months ended September 30, 2010 was primarily due to net loss of $3.4 million and the net decrease in operating assets and liabilities of $2.9 million, partially offset by cash provided by non-cash items of $1.0 million.

Investing Activities

Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2011 compared to a negligible amount for the nine months ended September 30, 2010.  The usage of cash during the nine months ended September 30, 2011 was attributable to $1.1 million for purchases of property and equipment offset by $0.2 million for the sale of SETEL net assets.

Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2011 compared to $5.5 million for the nine months ended September 30, 2010.  The cash provided by financing for the nine months ended September 30, 2011 included $2 million of net proceeds from a new credit facility and $0.3 million of life insurance cash surrender value proceeds, offset by repayments of $1 million and $1.1 million against the obligation to related party and other obligations, respectively.

Potential Future Requirements and Sources of Liquidity

Partially aided by the addition of SouthEast, we expect our full-year 2011 cash usage in operating activities to be substantially reduced as we approach self sufficiency, but there can be no assurance that this objective will be met.  Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings.  There can be no assurance that the Company will be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company expects to take measures to conserve cash, including (a) initiating additional cost reductions; (b) foregoing acquisition or network build-out opportunities; and/or (c) seeking extensions of our scheduled payment obligations, including the LNS Obligation.

Off Balance Sheet Arrangements

As of September 30, 2011, we have provided irrevocable standby letters of credit, aggregating approximately $0.2 million to five states and two vendors, which automatically renew for terms not longer than one year, unless notified otherwise. As of September 30, 2011 and December 30, 2010, these letters of credit had not been drawn upon.

On April 12, 2010, we issued 9,500,000 shares of convertible preferred stock to LY Holdings. Holders of convertible preferred stock are entitled to receive dividends at the rate of 5% of the aggregate stated value of convertible preferred stock held by them per annum, which accrue from the date of issuance and become payable when, as and if declared by our board of directors. If we fail to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our convertible preferred stock, $0.001 par value per share. Therefore, the dividend payment rate on our convertible preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on our convertible preferred stock. Accrued but unpaid dividends on our convertible preferred stock at the rate of 8% per annum total approximately $2.2 million at September 30, 2011. On November 4, 2011, the convertible preferred stock, along with rights to preferred stock dividends, were surrendered to the Company, cancelled and retired, pursuant to the Intercompany Agreement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in California District Court on August 31, 2011.  The plaintiff alleges violations of federal and state securities laws with respect to his purchase of our securities.  Mr. Halpern alleges that we falsely represented that the shares he was purchasing were “free-trading.”  We deny the allegations.  We have been granted an extension to respond to the lawsuit while Mr. Halpern’s counsel further reviews the facts of the case.  Mr. Halpern has claimed damages of $750,000. We have notified our insurance carriers concerning this matter and believe the matter is covered by these policies, subject to a $150,000 deductible.  We believe that the allegations are meritless.  We intend to contest the allegations vigorously and have not recorded a provision for any loss that could be incurred as a result of the action.

Claims have been asserted against us which arose in the normal course of business and from the bankruptcy proceedings associated with our predecessor entities (certain of our operating assets were purchased out of these bankruptcy proceedings in 2004). While there can be no assurance, we believe that the ultimate outcome of these legal claims will not have a material adverse effect on our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
In connection with a pre-2011 equity financing, during the three months ended September 30, 2011, Lightyear issued warrants to purchase 21,628 shares of the Company’s common stock at a price of $0.01 per share

(b)	Not applicable.

(c)	Not applicable.

Item 3.  Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any of our indebtedness.

(b)
Holders of our convertible preferred stock are entitled to receive dividends at the rate of 5% of the aggregate Stated Value of convertible preferred stock held by them per annum, which shall accrue and be payable when, as and if declared by our board of directors. If we fail to pay dividends on convertible preferred stock on a quarterly basis, the dividend payment rate will increase to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends have been paid and distributed, at which time the rate of 5% per annum shall resume. Through September 30, 2011, our board of directors did not declare, and we did not pay, a dividend on the issued and outstanding shares of our convertible preferred stock, $0.001 par value per share. As disclosed in our Current Report on Form 8-K filed on July 1, 2010, the dividend payment rate on our convertible preferred stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on our convertible preferred stock. Cumulative undeclared dividends on our convertible preferred stock at the rate of 8% per annum total $2,232,110 as of September 30, 2011. As disclosed in our Current Report on Form 8-K filed on November 7, 2011, pursuant to the Intercompany Agreement dated November 4, 2011, the holders have surrendered all of their convertible preferred stock, including their rights to cumulative undeclared dividends. See “Recent Developments” under Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Item 4.  (Removed and Reserved)

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit	Description

10.1
Lightyear Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of August 9, 2011 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011).

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	Section 1350 Certification **

99.1	Lightyear Network Solutions, Inc. Press Release, dated November 15, 2011, related to earnings for the three months ended September 30, 2011. *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date: November 14, 2011