Form 10-K
period 2011-12-31
Lightyear Network Solutions, Inc.
filed 2012-03-30
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.00) was $11,866,258. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 23, 2012, there were 22,086,641 shares of the issuer’s common stock outstanding.

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

Item 1. Business.

The Company

LNSI, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company (“Lightyear-KY”) (collectively, “Lightyear” or the “Company”) provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, we currently offer a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, Voice over Internet Protocol (“VoIP”) services and wireless services. Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company, whose operations are insignificant.

Business History and Description

 LNSI, through its wholly-owned subsidiaries, currently serves approximately 70,000 customer locations with a significant concentration in the five-state area of Kentucky, Ohio, Indiana, Florida and Georgia

Lightyear LLC, formerly a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”), has conducted operations in substantially its present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”). Libra was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small-to mid-sized businesses, but ceased operations in 2001. Through the reverse merger transaction, LY Holdings exchanged 100% of the equity of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of convertible preferred stock of Libra, and certain holders of debt securities of LY Holdings exchanged those securities for 3,242,533 shares of common stock of Libra. As a result of these transactions, LY Holdings and the former holders of LY Holdings’ debt securities held approximately 69% and 11.5%, respectively, of Libra’s then outstanding common stock on a fully-diluted, as-converted basis and Libra held all of the equity of Lightyear LLC.

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

On October 1, 2010, LNSI, along with its wholly-owned subsidiary, Lightyear-KY, purchased the business assets of SouthEast Telephone, Inc. (“SETEL”), a Kentucky corporation, from SETEL’s bankruptcy estate for approximately $9.3 million , consisting of approximately $0.4 million in cash, 200,000 shares of LNSI common stock, valued at approximately $1.0 million, and the assumption of $7.9 million of liabilities, which included approximately $4.3 million of indebtedness and capital lease obligations. Lightyear-KY initially operated under the d/b/a SouthEast Telephone until October 1, 2011, when the entity started operating as Lightyear Network Solutions of Kentucky in order to consolidate operations under one brand name.

On November 4, 2011, LNSI, LY Holdings and Chris Sullivan, an LNSI director (“Sullivan”), entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the LNSI convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which shares of convertible preferred stock have been canceled and retired, in complete satisfaction of LY Holdings’ principal indebtedness to LNSI of $12,899,980. Immediately after the consummation of the Intercompany Agreement, LY Holdings owned 10,000,000 shares, or 45.27%, of LNSI’s outstanding common stock.

Operations

We sell our services primarily through our direct sales force and agents.

Direct Sales

Our direct sales force focuses on selling our services to residential and small office/home office customers and currently has approximately 7,360 representatives nationwide. Direct sales accounted for approximately 14% of our revenue for the year ended December 31, 2011.

Direct sales representatives execute a non-exclusive representative agreement with us with no geographic restriction and a one-year term, renewable annually. Representatives pay a nominal fee to be our representative and are compensated based on the customers and other representatives that they bring to Lightyear. Representative agreements contain non-solicitation provisions designed to prevent representatives from moving Lightyear end users to different carriers and from soliciting other Lightyear representatives.

Agents

Our agents range from one-person shops to large, multi-office companies. Agents use relationship sales efforts to increase distribution of our products to the small-to-medium-sized business market. Agents serve as telecom consultants for their customers who often lack the budgetary means to employ personnel to manage their telecom resources. As of December 31, 2011, we had approximately 150 authorized agents. Our agents accounted for approximately 86% of our revenue for the year ended December 31, 2011.

Agents execute agreements with us, providing for them to earn one-time up-front payments and monthly commissions based on the type of service sold and the length of the term of the agreement. Agent agreements are non-exclusive and contain no geographic restrictions; however, the agreements contain non-solicitation provisions designed to prevent agents from moving Lightyear end users to a different carrier. Agent agreements are typically for a three-to five-year term and are subject to termination if the agent fails to follow our policies and procedures or if the agent fails to satisfy a certain revenue target.

Products and Services

We offer a broad range of telecommunications products for both residential and business customers including:

•	Switched and dedicated long distance
•	Local phone service
•	VoIP
•	Digital Subscriber Line (“DSL”)
•	Integrated Access services
•	Frame relay
•	Nationwide Internet access (dial-up and dedicated access)
•	Web hosting and development services
•	Call analysis software for customized billing reports
•	Multimedia conferencing services
•	Direct Sales services for organizations who wish to sell telecom products within a private label program
•	Wireless telephones and comprehensive service plans offered through our wholesale agreements.

Telecommunications Services Agreements

We have maintained a telecommunications service agreement (the “TSA”) and a digital service agreement (collectively with the TSA, the “Service Agreements”) with Verizon Business Services f/k/a MCI Network Services, Inc.(“Verizon”) since 1994 for switched services, data services and other associated services, including most of the products which we provide, as listed above. Each of the Service Agreements has been amended multiple times, primarily for the purpose of updating available calling or usage rates, but also for purposes of changing the provisions of those documents relating to such items as: increasing purchase minimums, including additional products offered and extending their terms. On July 26, 2011, Verizon acknowledged that Lightyear had satisfied a $140,000,000 spending obligation under the terms of a modified service agreement entered into by the parties on November 5, 2003, as amended.

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

As part of the acquisition of the assets of SETEL (the “Sale Transaction”) on October 1, 2010, we assumed certain of SETEL’s agreements with BellSouth Telecommunications, Inc., d/b/a AT&T of Kentucky (“AT&T”) and with Windstream Kentucky East, LLC (“Windstream”), described as follows:

Under the AT&T Interconnection Agreement, which terminates on February 12, 2014, the parties established terms for the provision of certain services and functions for the purpose of determining the rates, terms, and conditions for the interconnection of the parties’ telecommunications networks within the Commonwealth of Kentucky. Under the AT&T Commercial Agreement, which terminates on December 31, 2014 (as amended on December 15, 2011), the parties established the rates, terms, and conditions under which local exchange services are provided to our customers. We make weekly prepayments for services (less anticipated credits) which are reconciled on a monthly basis. We maintain a deposit of $0.6 million with AT&T which covers both the AT&T Interconnection Agreement and the AT&T Commercial Agreement.

The Windstream Interconnection Agreement, which terminates on October 31, 2012 (as amended on September 9, 2011), establishes terms for the provision of certain services and functions for the purpose of determining the rates, terms, and conditions for the interconnection of the parties’ telecommunications networks within certain areas in the Commonwealth of Kentucky. The Windstream Commercial Agreement establishes the rates, terms, and conditions under which Windstream provides access to its switching capability which we, in turn, use to provide local exchange service to our customers. We maintain a deposit of $85,000 with Windstream covering both the Windstream Interconnection Agreement and the Windstream Commercial Agreement.

Customers

Our customers range from residential customers to large businesses. Our target customers are small to medium sized businesses, often with multiple locations with average monthly telecom billings of approximately $500 to $1,000. In addition, we market our services to residential customers with average billings of $50 per month, using our local service, long distance, calling card and VoIP services, as well as VoIP hardware under the brand Lightyear XStream. We market our wireless telephone voice and data services to business and residential customers as well as to large enterprise customers with average monthly billings of approximately $76 per wireless unit.

Vendor Companies

We work with a number of companies to provide products and services to our customers. We have relationships with Verizon, AT&T, Sprint, Windstream, XO Communications, Level 3, Qwest and Cisco.

These vendor agreements do not in general contain material minimum purchase requirements and generally provide that the vendor can change the rates charged upon 30 days or 60 days notice to us.

Regulatory Matters

We are regulated by the Federal Communications Commission (“FCC”) as a non-dominant carrier subject to regulation under the Communications Act of 1934, as amended, with respect to our interstate services, including the use of our local phone lines and Integrated Access services to originate or terminate interstate long-distance calls for other carriers. The FCC requires all telecommunications service providers, including non-dominant carriers such as Lightyear, to maintain authorizations to provide or resell domestic long distance and international services. In most states, we may not begin to provide local and intrastate telecommunications services until we obtain a certificate of public convenience and necessity from the state public utility commission and comply with applicable state regulations, including, in most states, the requirement to file tariffs setting forth our terms and conditions for providing services. Several of the states in which we operate require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. The FCC also prohibits carriers from selling, assigning, or transferring control of their interstate and international operating authorizations without its prior approval. In addition, our direct sales efforts are subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States.

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

We intend to acquire small to mid-sized competitors and thereby aggregate revenue, and increase earnings through the elimination of duplicate costs. Each series of acquisitions will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

•	Supporting or providing Cloud based services;
•	EBITDA positive;
•	Trained technical staff meeting our internal requirements and the requirements of our customers.

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

We continue to review opportunities for expansion of our network. Criteria for future builds would include the immediate and substantial reduction of cost of goods sold or support of a committed revenue stream.

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

Employees

As of December 31, 2011, we employed 166 people on a full-time basis. No employees are covered by a collective bargaining agreement.

Intellectual Property

We maintain various intellectual properties, including technology, trade secrets, copyrights and trademarks in the United States. Lightyear has several registered trademarks, including the Lightyear name and logo.

Website

We maintain a website at www.lightyear.net. The reference to this web address does not constitute incorporation by reference of the information contained at this site, should not be deemed to constitute a part of this filing, and should not be relied upon in any manner whatsoever by any potential investor.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of Lightyear Common Stock could decline, and stockholders may lose all or part of their investment.

In this discussion of the “Risks Related To Lightyear’s Business And Financial Condition,” unless otherwise noted or required by the context, references to “ us ,” “ we ,” “ our ,” “ Lightyear, ” “ the Company ,” and similar terms refer to Lightyear Network Solutions, Inc. and its wholly owned subsidiaries, Lightyear Network Solutions, LLC, and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky.

Risks Related to Lightyear’s Business and Financial Condition

Lightyear has Experienced Net Losses, and May Not Be Profitable in the Future.

Lightyear’s business has incurred significant losses since inception. We may continue to incur losses in the current year and possibly thereafter. Such losses would likely have an adverse effect on stockholders’ equity and working capital.

Because of the various risks and uncertainties associated with our business, Lightyear cannot predict the extent of any future losses or when it will become profitable, if at all. Unless Lightyear can secure financing or become profitable, Lightyear may be forced to cease operations or to seek insolvency protection.

To Fund Its Working Capital Needs and Capital Expenditures, Lightyear May Require Additional Cash Beyond What is Generated from Operations, and the Ability to Generate Cash Depends on Many Factors Beyond Lightyear’s Control

Lightyear’s ability to fund its working capital needs and capital expenditures will depend upon future operating performance and on the ability to generate cash flow in the future, which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Lightyear’s control. The business may not generate sufficient cash flow from operations, and future financings may not be available in amounts sufficient to enable Lightyear to fund its liquidity needs. If the cash flow from operating activities is insufficient, Lightyear may take actions, such as delaying or reducing capital expenditures, selling assets or operations or seeking debt financing or additional equity capital. Any or all of these actions may be insufficient to allow Lightyear to fund its capital needs. Further, Lightyear may be unable to take any of these actions on commercially reasonable terms, or at all. If Lightyear is unable to fund its working capital needs, Lightyear may be forced to cease operations or to seek insolvency protection.

Recent Disruptions in the Financial Markets Could Affect Lightyear’s Ability to Obtain Debt or Equity Financing On Reasonable Terms (or At All), and Could Have Other Adverse Effects.

Lightyear will need to raise significant capital to finance business expansion activities.  Our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the ability to access debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly to raise capital through the issuance of other equity securities. Any of these risks could impair Lightyear’s ability to fund operations or limit its ability to expand its business, which could have a material adverse effect on financial results.

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

Lightyear’s Revenues for VoIP and Wireless Services are Subject to Third Party Obligations Which are Likely to Reduce Lightyear’s Profitability.

In consideration of their lending funds to LY Holdings for investment in Lightyear’s VoIP and wireless services products, LY Holdings and Lightyear LLC executed letter agreements with certain of the LY Holdings members providing for, in addition to principal and interest payments on LY Holdings’ accompanying notes, an amount each month equal to 4.0% of the gross commissionable monthly revenue from the sales of VoIP service offerings and 3.0% of the gross commissionable monthly revenue from the sales of wireless service offerings.  The wireless letter agreements have terms of ten years, beginning in 2008, and the VoIP letter agreements have terms of ten years, beginning in 2004, unless such agreements are terminated early due to a sale of all or substantially all of LY Holdings. Upon an early termination event, Lightyear LLC would be obligated to pay the respective LY Holdings member a termination fee in the amount totaling the sum of the payments under each contract for the immediately preceding twelve full months.

Lightyear May Not Be Successful in Increasing Its Customer Base Which Would Negatively Affect Its Business Plans and Financial Outlook.

Lightyear’s growth reflects general economic trends in customer activity, promotional activity, competition in the telecommunications market, pace of new product launches, and varying national economic conditions. Lightyear’s current business plans assume that it will increase its customer base over time, providing Lightyear with increased economies of scale. If Lightyear is unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

Lightyear Is the Holder of a Note from LY Holdings in the Amount of Approximately $1.3 Million That May Not Be Collectible. Lightyear Is Also Obligated on a Promissory Note to Sullivan Which Could Allow Him to Exert Disproportionate Influence Over Our Activities.

Lightyear holds a note issued by LY Holdings, its largest shareholder. LY Holdings has no significant assets other than Lightyear equity. If LY Holdings is unable to pay principal and interest when due, then the LY Holdings promissory note may have a fair market value of significantly less than the principal amount of approximately $1.3 million and may be uncollectible in the ordinary course of business, if at all.

Additionally, Lightyear is obligated to make payments of principal and interest to Sullivan under a note issued by Lightyear These payments represent a significant cash expenditure for Lightyear. If Lightyear defaulted on these payments, payment of the accelerated indebtedness would have a significant adverse impact upon Lightyear’s cash reserves and could affect Lightyear’s ability to fund its operations.

As a result of the substantial indebtedness owed to Sullivan, Sullivan may be able to exert disproportionate influence over Lightyear’s activities and operations.

Officers, Directors and Affiliated Entities Have Substantial Influence over Lightyear’s Affairs, and Ownership of Lightyear’s Largest Shareholder Is Highly Concentrated.

Lightyear’s directors and entities affiliated with its directors in the aggregate beneficially own a significant amount of the equity of Lightyear. These individuals have direct influence over all matters requiring approval by Lightyear’s stockholders. These individuals will be able to influence the election and removal of directors and any merger, consolidation or sale of all or substantially all of Lightyear’s assets and other matters. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination.

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

The Loss of Key Personnel and Difficulty Attracting and Retaining Qualified Personnel Could Harm The Business.

Lightyear’s success depends heavily on the contributions of its employees and on attracting, motivating and retaining officers and other management and technical personnel. If we are unable to attract and retain the qualified employees that we need, the business may be harmed. The loss of key individuals in the future may have a material adverse impact on Lightyear’s ability to effectively manage and operate its business .

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

System Failures Could Result in Higher Churn Rate, Reduced Revenue and Increased Costs, and Could Harm Lightyear’s Reputation.

Lightyear’s technical infrastructure (including functions such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power loss, floods, windstorms, fires, human error, terrorism, intentional wrongdoing, or similar events. Unanticipated problems at its facilities, system failures, hardware or software failures, computer viruses or hacker attacks could affect the quality of services and cause network service interruptions. If any of the above events were to occur, Lightyear could experience higher churn rate, reduced revenues and increased costs, any of which could harm its reputation and have a material adverse effect on business.

Security Breaches Could Damage our Reputation and Harm our Operating Results.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of customers’ proprietary information. Security breaches, such as unauthorized access, accidents, employee error or malfeasance, computer viruses, computer hackings or other disruptions, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business may be adversely impacted.

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

Lightyear’s Revenue Could Be Adversely Affected By Access Reform At Either the Federal or State Level.

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (“CLEC”) because its entire service area falls within rural markets. Because Lightyear-KY meets the standards of this definition, it is permitted to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the ”Order”) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. The Order has two major provisions: (i) the elimination of terminating switched access rates and other per-minute charges between service providers by 2020, through annual reduction in rates, and (ii) a framework for reform aiming to provide future funding based on an efficient forward-looking model and redirect support to drive broadband expansion in high-cost areas.

In addition, the Kentucky Public Service Commission initiated a proceeding regarding access reform in November of 2010. The current Lightyear-KY intrastate rates are based on the costs of providing telecommunications services to rural areas. The PSC established the above mentioned administrative case to examine the intrastate access rates of all local exchange carriers. If the PSC determines that the intrastate access rates are excessive and revises the methodology for charging access rates, Lightyear’s revenue could be adversely affected. Lightyear-KY has filed comments in the proceeding. The Kentucky Public Service Commission is evaluating whether they need to proceed since the FCC has already released the Order addressing intercarrier compensation reform.

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

In July 2008, the Enforcement Bureau of the FCC notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of regulatory fees since January 2005. Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees. Lightyear has not received a response from the FCC. Lightyear believes that it has paid all applicable regulatory fees. In December 2011, Lightyear executed a tolling agreement with the FCC extending the statute of limitations until July 15, 2012 with respect to the investigation.

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

Risks Relating To Ownership of Lightyear Common Stock.

There May Not Be a Public Market for Lightyear Common Stock.

There is not and has never been an active trading market for Lightyear Common Stock. Currently, Lightyear Common Stock trades on the OTC Markets and is very thinly traded. A trading market may never develop in Lightyear Common Stock. Investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

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

Lightyear Common Stock May Be Subject to Penny Stock Rules, Which Could Affect Trading.

As long as the trading price of Lightyear’s common stock is below $5 per share, the open-market trading of Lightyear’s common stock will be subject to the “penny stock” rules, unless Lightyear otherwise qualifies for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets, excluding the value of the investor’s primary residence, in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if applicable, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of the Lightyear’s common stock, reducing the liquidity of an investment in Lightyear’s common stock and increasing the transaction costs for sales and purchases of Lightyear’s common stock as compared to other securities.

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

Lightyear filed Form 10 Information with the SEC on March 31, 2010 and, since that date, has satisfied the Evergreen Provision. However, because the Evergreen Provision’s filing requirements are perpetual, if Lightyear failed to make such a filing or if our board or stockholders, as applicable, voted to take Lightyear private, securities issued by Lightyear since the date it became a shell would again become unavailable for the Rule 144 safe harbor.

Because Some of Lightyear’s Directors Are the Principal Members of LY Holdings, They Can Exert Significant Control Over Lightyear’s Business and Affairs and Have Actual or Potential Interests That May Depart From Those of Lightyear’s Other Stockholders.

Half of Lightyear’s directors are the principal members of LY Holdings which is Lightyear’s largest stockholder. The interests of such persons may differ from the interests of Lightyear’s other Common Stockholders. As a result, in addition to their board seats, such persons have significant influence over and control all corporate actions.

LY Holdings’ ownership of Lightyear stock may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Lightyear, which in turn could reduce Lightyear’s stock price or prevent stockholders from realizing a premium over the stock price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 75,000 square feet of an office building in Louisville, Kentucky which serves as our corporate headquarters. We lease an office building in Pikeville, Kentucky for customer care and administrative functions. The Pikeville lease provides us with an option to purchase the leased premises anytime during the term of the lease. We also own five parcels of real property, primarily used for parking and storage, adjacent to the leased office space in Pikeville. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012.  The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities.  Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.”  Lightyear denied the allegations. Mr. Halpern claimed damages of $750,000. Lightyear notified its insurance carriers concerning this matter and continues to contest the allegations vigorously. Lightyear has not recorded a provision for any loss that could be incurred as a result of this matter as they believe the allegations are without merit. The same matter was previously filed on August 31, 2011 in California District Court, but was dismissed without prejudice on December 5, 2011.

As of December 31, 2011, claims have been asserted against us which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these claims will not have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed and quoted on the OTCQB marketplace or its predecessors under the symbol “LYNS” since April 13, 2010. From February 12, 2010 to April 13, 2010, our common stock was listed and quoted on the OTCBB under the symbol “LBAL”. There is not an established public trading market for shares of our common stock, and, as a result, our common stock is thinly traded. The high and low bid prices below may not reflect a true market value of shares of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB:

	High		Low
Fiscal Year 2010

First Quarter	$3.50	(1)	$3.50
Second Quarter	5.75		3.00
Third Quarter	6.00		1.50
Fourth Quarter	4.77		2.50

Fiscal Year 2011

First Quarter	$3.25		$1.55
Second Quarter	2.25		0.51
Third Quarter	1.00		0.16
Fourth Quarter	0.45		0.15

(1)	Reflects high and low bid prices beginning on February 12, 2010, the date upon which our shares began to trade.

We have 213 holders of record of our common stock as of March 23, 2012.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock awards under our equity compensation plan as of December 31, 2011. See “Executive Compensation – 2010 Stock and Incentive Compensation Plan” for a description of our equity compensation plan.

		Weighted-average	Number of securities
	Number of securities	exercise price of	remaining available for
	to be issued upon	outstanding options	future issuance under
	exercise of	(does not include	equity compensation plans
	outstanding options	restricted stock awards)	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	96,666	$1.25	890,347

Total	96,966	$1.25	890,347

On March 1, 2012, the Company granted ten-year options to executives and certain key employees to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share.

On March 20, 2012, the Company granted ten-year options to certain employees to purchase an aggregate of 74,000 shares of common stock at an exercise price of $0.21 per share.

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

Overview

In February 2010, LY Holdings, LLC (“LY Holdings”) entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”). Through the reverse merger transaction, LY Holdings exchanged 100% of the equity of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of convertible preferred stock of Libra. Libra later changed its name to Lightyear Network Solutions, Inc. (“Lightyear”).

Lightyear, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”), SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company (“Lightyear-KY”), provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services. Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company, whose activity is insignificant.

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 44 states. We sell our products and services primarily through a distribution network of more than 150 authorized independent agents and approximately 7,300 independent representatives. Lightyear provides service to approximately 70,000 customer locations as of December 31, 2011, with a significant concentration in the five-state area of Kentucky, Ohio, Indiana, Florida and Georgia. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, as well as a nationwide distribution network through which additional new concentrations may be built, and resulting in higher margins.

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

We intend to acquire small to mid-sized competitors and thereby aggregate revenue, and increase earnings through the elimination of duplicate costs. Each series of acquisitions will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

•	Supporting or providing Cloud based services;
•	EBITDA positive; and
•	Trained technical staff meeting our internal requirements and the requirements of our customers.

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

We continue to review opportunities for expansion of our network. Criteria for future builds would include the immediate and substantial reduction of cost of goods sold or support of a committed revenue stream.

On October 1, 2010, Lightyear and its wholly-owned subsidiary, Lightyear-KY, completed the acquisition of the business assets of SETEL.  SETEL filed for bankruptcy under Chapter 11 in September 2009. Lightyear-KY, with approximately 28,000 customer lines, provides us with voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. Our acquisition of Lightyear-KY provided us with additional network infrastructure that will enable us to lower our costs on our existing business. Also, we have implemented steps that will enable us to lower our operating costs as a percentage of our revenues. These steps have included the consolidation of back office and bill printing functions and the implementation of improved credit standards upon the granting of credit to our customers.

On November 4, 2011, LNSI, LY Holdings and Chris Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the LNSI convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which shares of convertible preferred stock have been canceled and retired, in complete satisfaction of LY Holdings’ principal indebtedness to LNSI of $12,899,980. Immediately after the consummation of the Intercompany Agreement, LY Holdings owned 10,000,000 shares, or 45.27%, of LNSI’s outstanding common stock. The $11,835,530 net 2011 preferred stock dividend is the deemed preferred stock dividend at redemption of $12,930,764, less the reversal of the cumulative dividend of $1,095,234 recorded in 2010.  The $12,930,764 deemed preferred stock dividend is primarily equal to the amount of the LY Holdings’ principal indebtedness of $12,899,980 satisfied pursuant to the agreement, plus $30,784 of adjustments, which primarily relate to transaction costs.

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (“CLEC”) because its entire service area falls within rural markets. Because Lightyear-KY meets the standards of this definition, it is permitted to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the ”Order”) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. The Order has two major provisions: (i) the elimination of terminating switched access rates and other per-minute charges between service providers by 2020, through annual reduction in rates, and (ii) a framework for reform aiming to provide future funding based on an efficient forward-looking model and redirect support to drive broadband expansion in high-cost areas. We are estimating that the Order could have the impact of reducing our revenues by less than 1% during 2012 and 2013, 1.5% in 2014 and 2.8% in 2015.

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

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables;
•	transaction expenses represent expenses related to the reverse merger or acquisition activity; and
•	selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other Income (Expense)

•	Interest income – related parties represents interest earned on the First and Second LYH Notes (See discussion – Liquidity and Capital Resources – Overview);
•	Interest expense – related parties currently represents interest payable on the LNS Obligation and formerly on the loans payable to LY Holdings;
•	Amortization of deferred financing costs represents the charging off of the costs associated with LY Holdings’ convertible note and warrant offering, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;
•	Amortization of debt discount represents the charging off of the value of the conversion option of the notes and the related warrants, originally over the term of the notes, but which ceased being amortized on Lightyear’s books on February 12, 2010;
•	Change in fair value of derivative liabilities represents the mark-to-market of the value of LY Holdings’ derivative liabilities (various warrants and conversion options) through February 12, 2010. Through February 12, 2010, Lightyear bore the expense associated with interest expense, deferred financing costs, amortization of debt discount and change in the fair value of derivative liabilities because the related financings were conducted by LY Holdings in order to fund Lightyear’s operations. On February 12, 2010, LY Holdings forgave the intercompany indebtedness and assumed responsibility for the remaining expenses; and
•	Other expense – related parties represents the cost of the Settlement Agreement transaction.
•	Gain on bargain purchase, net, represents the net value of assets over liabilities and purchase paid for the acquisition of SETEL, net of taxes.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The table below summarizes the results of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Consolidated	Lightyear-KY (1)	Lightyear LLC	Consolidated	Lightyear-KY (2)	Lightyear LLC

Revenues	$70,495,597	$28,911,115	$41,584,482	$52,301,409	$7,737,639	$44,563,770
Cost of revenues	45,158,389	18,959,211	26,199,178	35,088,629	5,111,998	29,976,631
Gross profit	25,337,208	9,951,904	15,385,304	17,212,780	2,625,641	14,587,139
Operating Expenses
Commission expense	6,035,533	422,702	5,612,831	5,379,218	222,516	5,156,702
Depreciation and amortization	1,691,845	1,557,756	134,089	575,642	357,093	218,549
Bad debt expense	940,277	375,029	565,248	963,926	114,339	849,587
Transaction expenses	-	-	-	753,898	-	753,898
Selling, general and administrative expenses	17,303,702	6,434,305	10,869,397	12,457,458	1,820,760	10,636,698
Impairment loss on intangibles	237,750	237,750	-	-	-	-
Total Operating Expenses	26,209,107	9,027,542	17,181,565	20,130,142	2,514,708	17,615,434
(Loss) Income from Operations	$(871,899)	$924,362	$(1,796,261)	$(2,917,362)	$110,933	$(3,028,295)

(1)	Includes results for twelve months.
(2)	Includes results for the three months after the October 1, 2010 acquisition of the business assets of SETEL.

Revenues

Revenues were approximately $70.5 million and $52.3 million, respectively for the years ended December 31, 2011 and 2010, an increase of $18.2 million or 35%.  The increase in revenues was the result of a $21.2 million increase ($28.9 million in 2011 less $7.7 million in Q4 2010) in Lightyear-KY revenues from having a full year of results and was partially offset by the Lightyear LLC $3.0 million, or 6%, decrease in revenue related to unfavorable economic conditions and continued market pressures, including heightened competition, as discussed above, as well as the shift away from lower margin revenue, such as our wholesale business, to sales programs that help us to capture higher margin, lower turnover revenue, such as dedicated local services. The following table presents our operating revenues by product category for the years ended December 31, 2011 and 2010.

(dollars in millions)	Year Ended December 31, 2011			Year Ended December 31, 2010
	Consolidated	Lightyear-KY	Lightyear LLC	Consolidated	Lightyear-KY	Lightyear LLC
Voice service	17.5	1.6	15.9	20.1	0.3	19.8
Local service	29.7	22.3	7.4	14.2	6.0	8.2
VoIP	3.5	-	3.5	4.0	-	4.0
Data services	7.3	3.7	3.6	5.0	1.0	4.0
Wireless services	4.0	-	4.0	2.8	-	2.8
Representative fees	3.7	-	3.7	2.0	-	2.0
Regulatory revenue	3.2	0.5	2.7	3.1	0.1	3.0
Other services	1.6	0.8	0.8	1.1	0.3	0.8
TOTAL	70.5	28.9	41.6	52.3	7.7	44.6

Cost of Revenues

Cost of revenues for the year ended December 31, 2011 and 2010 amounted to approximately $45.2 million (64% of revenue) and $35.1 million (67% of revenue), respectively, a year over year increase of $10.1 million or 29%. The full year of Lightyear-KY results accounted for an increase of $14.6 million ($19.7 million in 2011 less $5.1 million in Q4 2010) in cost of sales, partially offset by a decrease in cost of sales totaling $3.8 related to decreased revenues and lower cost products at Lightyear LLC.

Gross Profit

Gross profit was approximately $25.3 million (36% of revenue) and $17.2 million (33% of revenue), respectively for the years ended December 31, 2011 and 2010, an increase of $8.1 million or 47%, or a 3% increase in the gross profit percentage.  Included within the change of profit for the year, was an increase of $7.4 million ($10.0 million in 2011 less $2.6 million in Q4 2010) attributable to including a full year of Lightyear-KY results in 2011 compared to three months in 2010. Lightyear LLC gross profit increased by $0.8 million due to a transition to higher margin products.

Operating Expenses

Operating expenses increased $6.1 million or 30% to $26.2 million from $20.1 million for the years ended December 31, 2011 and 2010, respectively. The increase in operating expense was due to a $6.5 million increase as a result of having a full year of Lightyear-KY operating expenses (only $9.0 million in 2011 as compared to $2.5 million during Q4 2010 on account of headcount reductions at Lightyear-KY), an increase in commission expense of $0.5 million due to an increase in upfront payments associated with long term and wireless prepaid products, along with an increase of selling, general and administrative expenses of $0.2 million primarily due to capital raise expenses. This was partially offset by a decrease in depreciation and amortization of $0.1 million, a decrease in bad debt expense of $0.3 million due to focus on prepaid wireless, no transaction expenses in 2011 (decrease of $0.8 million).

Other Income (Expense)

Interest income remained comparable from 2010 to 2011 at $0.6 million. Interest expense increased $0.1 million or 11% to $0.7 million from $0.6 million, due principally to recording interest expense associated with the LNS Obligation for the entire year of 2011.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses. Through the date of the reverse merger transaction, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash. As of December 31, 2011, Lightyear had a cash balance of $0.1 million and a working capital deficit of $1.3 million.

Prior to the reverse merger, Lightyear’s working capital had come from loans from LY Holdings. In connection with the reverse merger transaction with Libra, our debt and interest obligations to LY Holdings were extinguished. Subsequently, our working capital came from equity financing and credit facilities. We have instituted cost reductions, raised our customer credit requirements, and stepped up our efforts to increase revenues through targeted promotions over the past 18 months. Partially aided by the addition of Lightyear-KY, the Company’s 2011 operating activities provided a nominal amount of cash. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. As of December 31, 2011, the Company had $108,133 of cash. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financings, however there can be no assurance that the Company will be successful in securing such capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the Settlement Note.

The most significant item impacting Lightyear’s future liquidity is the $6.25 million obligation payable to Sullivan which had a maturity date of January 10, 2013. On March 20, 2012, Sullivan agreed to forbear from demanding payment until August 30, 2013. In addition, Lightyear has a $1.96 million note payable with a maturity date of September 30, 2015 and a $1.95 million note payable with a maturity date of January 25, 2014. It should also be noted that Lightyear has a note receivable from LY Holdings of $1.22 million with a maturity date of November 4, 2016. LY Holdings has no material assets other than its investment in 10,000,000 shares of Lightyear common stock.

The notes and interest receivable from LY Holdings are reflected as contra-equity items, and reported within “Stockholders’ Deficiency” on the consolidated balance sheet. The note and related interest payable to Sullivan are reflected as non-current liabilities on the consolidated balance sheet. These items are not reflected in the working capital deficit cited above.

Years Ended December 31, 2011 and 2010

Operating Activities

Net cash provided by operating activities was less than $0.1 million for the year ended December 31, 2011 compared to net cash used by operating activities of $3.5 million for the year ended December 31, 2010. The amount provided during the year ended December 31, 2011 was primarily due to a $2.1 million cash income from operations (a net loss of $0.6 million plus non-cash adjustments of $2.7 million), offset by a $2.1 million usage of cash to fund changes in certain operating assets and liabilities, including a $1.6 million decrease in deferred revenue due to a change in our billing dates.

Investing Activities

Net cash used in investing activities was $0.8 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. The usage of cash during the year ended December 31, 2011 was attributable to $1.1 million for purchases of property and equipment (including $0.6 million related to the build-out of our network), offset by $0.3 million in cash from a sale of fixed assets.

Financing Activities

Net cash used in financing activities was $0.1 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $4.7 million for the year ended December 31, 2010. The cash provided by financing activities for the year ended December 31, 2011 included $2.0 million of proceeds from a new credit facility, offset by principal payments on our notes payable.

Potential Future Requirements and Sources of Liquidity

We expect our 2012 operating activities to be self-sufficient from a cash perspective, but this objective may not be met.  Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels.  We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. The Company may not be successful in securing additional capital.  If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of our scheduled payment obligations.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company has provided irrevocable standby letters of credit, aggregating $125,000 to five states and one vendor, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2011 and 2010, these letters of credit had not been drawn upon.

Critical Accounting Policies

Our significant accounting policies, including the assumptions, estimates and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Lightyear has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, anticipated carrier credits, the valuation allowance related to deferred tax assets, the valuation of equity and derivative instruments, and the valuation of assets acquired in the SETEL asset acquisition.

Our critical accounting policies include the following:

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1.2 million and $0.6 million as of December 31, 2011 and 2010, respectively. We have established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Our policy is to fully reserve all accounts that are 90-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Property and Equipment

Property and equipment is recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at fair value. The cost of additions and substantial betterments to property and equipment is capitalized.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related payments is recorded as a liability. Depreciation of capitalized leased assets is computed on the straight-line method over the lesser of the term of the lease or its economic life. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value. Intangible assets with definite lives include proprietary technology, covenants not to compete, a trade name and customer and agent relationships. Amortization is computed on a straight-line basis over the estimated useful lives of the intangible assets.

Intangible assets with indefinite lives include VoIP licenses and a trade name. VoIP licenses provide us with certain rights in connection with our VoIP products. We have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the VoIP licenses. We acquired the rights to the Lightyear trade name and effectively have the ability to retain this exclusive right permanently at a nominal cost.

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

We pay certain agents an initial lump sum commission. A portion of this commission is deferred and is amortized over a three month period.

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

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.  As of December 31, 2011, we have recorded a valuation allowance for the amount of deferred tax assets that are not more than likely to be realized.

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

We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2011. We file income tax returns with most states.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and is not expected to have any impact on our condensed consolidated financial statements or disclosures.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Lightyear Network Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Lightyear Network Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightyear Network Solutions, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 30, 2012

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010

Assets

Current Assets:
Cash	$108,133	$1,009,209
Accounts receivable, net	5,237,404	6,150,424
Vendor deposits	1,771,028	1,686,911
Inventories, net	335,964	333,555
Deferred tax asset - current portion, net	-	56,939
Prepaid expenses and other current assets	2,523,039	2,287,875

Total Current Assets	9,975,568	11,524,913

Property and equipment, net	7,161,057	7,202,904
Intangible assets, net	1,928,749	2,763,666
Other assets	-	311,482
Total Assets	$19,065,374	$21,802,965
Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$7,216,117	$7,160,116
Interest payable - related parties	47,282	113,818
Accrued agent commissions	530,268	569,833
Accrued agent commissions - related parties	1,069	25,036
Deferred revenue	427,715	2,017,188
Other liabilities	1,876,163	1,886,224
Other liabilities - related parties	81,718	97,383
Short term borrowings	-	320,428
Current portion of notes payable	895,918	529,899
Current portion of capital lease obligations	239,203	348,178

Total Current Liabilities	11,315,453	13,068,103
Notes payable, non-current portion	3,334,992	2,227,987
Capital lease obligation, non-current portion	758,750	985,871
Obligations payable - related party, non-current portion	6,250,000	7,250,000
Deferred tax liability, non-current portion, net	326,683	507,422
Total Liabilities	21,985,878	24,039,383
Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2011; 9,500,000 shares authorized, issued and outstanding with an aggregate liquidation preference of $20,095,234 at December 31, 2010	-	9,500
Common stock, $0.001 par value; 70,000,000 shares authorized;
22,086,641 and 20,306,292 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	22,087	20,306
Notes and receivables from affiliate	(1,223,203)	(13,478,920)
Additional paid-in capital	9,490,226	8,898,069
(Accumulated deficit) retained earnings	(11,209,614)	2,314,627
Total Stockholders' Deficiency	(2,920,504)	(2,236,418)
Total Liabilities and Stockholders' Deficiency	$19,065,374	$21,802,965

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2011	2010

Revenues	$70,495,597	$52,301,409

Cost of revenues	45,158,389	35,088,629
Gross Profit	25,337,208	17,212,780

Operating Expenses
Commission expense	5,979,886	5,065,814
Commission expense - related parties	55,647	313,404
Depreciation and amortization	1,691,845	575,642
Bad debt expense	940,277	963,926
Transaction expenses	-	753,898
Selling, general and administrative expenses	17,303,702	12,457,458
Impairment loss on intangibles	237,750	-
Total Operating Expenses	26,209,107	20,130,142
Loss From Operations	(871,899)	(2,917,362)
Other Income (Expense)
Interest income	45,731	37,507
Interest income - related parties	570,967	578,940
Interest expense	(310,581)	(89,055)
Interest expense - related parties	(376,734)	(531,228)
Amortization of deferred financing costs	-	(68,423)
Amortization of deferred financing costs
- related parties	-	(69,345)
Amortization of debt discount - related parties	-	(100,860)
Change in fair value of derivative liabilities
- related parties	-	83,097
Gain on bargain purchase, net	-	3,394,036
Gain on sale of fixed assets	192,284	109
Loss on abandonment of property	(107,540)	-
Other income (expense)	140,495	(873)
Other expense - related parties	-	(260,000)
Total Other Income	154,622	2,973,905

(Loss) income before income taxes	(717,277)	56,543
Income tax benefit	123,800	1,540,592
Net (Loss) Income	(593,477)	1,597,135
Deemed dividends to convertible preferred stockholders	(11,835,530)	(1,095,234)
(Loss) Income Attributable to Common Stockholders	$(12,429,007)	$501,901
Basic (Loss) Earnings Per Common Share	$(0.57)	$0.03
Diluted (Loss) Earnings Per Common Share	$(0.57)	$0.03

Weighted Average Number of Common Shares Outstanding - Basic	21,796,111	18,414,816

Weighted Average Number of Common Shares Outstanding - Diluted	21,796,111	19,471,073

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficiency

For The Years Ended December 31, 2011 and 2010

					Notes
					And		(Accumulated
	Convertible				Receivables	Additional	Deficit)
	Preferred Stock		Common Stock		From	Paid-In	Retained
	Shares	Amount	Shares	Amount	Affiliate	Capital	Earnings	Total

Balance - December 31, 2009	-	$-	10,000,000	$10,000	$-	$(10,000)	$(25,880,262)	(25,880,262)

Common stock issued in exchange for note receivable	-	-	3,242,533	3,243	(5,149,980)	5,146,737	-	-

Forgiveness of indebtness to LY Holdings in conjunction with the exchange	-	-	-	-	-	25,292,175	-	25,292,175

Outstanding common stock of Lightyear Network Solutions, Inc. at the time of the exchange	-	-	5,505,000	5,505	-	(5,505)	-	-

Recaptitalization of Lightyear Network Solutions, LLC's accumulated deficit at the time of exchange	-	-	-	-	-	(26,597,754)	26,597,754	-

Note receivable from affiliate purchased from related party	-	-	-	-	(7,750,000)	-	-	(7,750,000)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(578,940)	-	-	(578,940)

Issuance of common stock and warrants - private placement, net	-	-	1,342,525	1,342	-	3,849,454		3,850,796

Preferred stock issued to LY Holdings in conjunction with the exchange	9,500,000	9,500	-	-	-	(9,500)	-	-

Issuance of common stock in connection with the acquisition of the net assets of SETEL	-	-	200,000	200	-	949,800	-	950,000

Issuance of common stock in connection with the granting of restricted stock awards	-	-	16,234	16	-	(16)	-	-

Stock-based compensation	-	-	-	-	-	282,678	-	282,678

Net income	-	-	-	-	-	-	1,597,135	1,597,135

Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(644,263)	-	-	(644,263)

Issuance of common stock in connection with the cashless exercise of milestone warrants	-	-	1,783,596	1,784	-	(1,784)	-	-

Exchange of notes receivable as consideration for redemption of preferred stock	(9,500,000)	(9,500)	-	-	12,899,980	-	(12,930,764)	(40,284)

Stock-based compensation	-	-	(3,247)	(3)	-	593,941	-	593,938

Net loss	-	-	-	-	-	-	(593,477)	(593,477)

Balance - December 31, 2011	-	$-	22,086,641	$22,087	$(1,223,203)	$9,490,226	$(11,209,614)	$(2,920,504)

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(593,477)	$1,597,135
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,691,845	575,642
Provision for bad debt expense	940,277	963,926
Provision for inventory reserve	17,205	-
Stock-based compensation	593,938	282,678
Interest income from affiliate	(570,967)	(578,940)
Amortization of deferred financing costs	-	68,423
Amortization of deferred financing costs - related party	-	69,345
Amortization of debt discount - related party	-	100,860
Change in fair value of derivative liabilities - related party	-	(83,097)
Deferred taxes	(123,800)	-
Deferred taxes - release of valuation allowance	-	(1,540,592)
Gain on sale of fixed assets	(192,284)	(109)
Loss on abandonment of property	107,540	-
Gain on bargain purchase, net	-	(3,394,036)
Impairment of intangible assets	237,750	-
Changes in operating assets and liabilities:
Accounts receivable	(27,257)	513,719
Other assets	(5,254)	(28,756)
Vendor deposits	(84,117)	250,246
Inventories	(19,614)	4,166
Prepaid expenses and other current assets	(235,164)	(763,560)
Accounts payable	56,001	(2,283,110)
Interest payable - related parties	(66,536)	195,138
Accrued agent commissions	(39,565)	(51,001)
Accrued agent commissions - related parties	(23,967)	18,132
Deferred revenue	(1,589,473)	(32,323)
Other liabilities	(10,061)	553,538
Other liabilities - related parties	(15,665)	97,383
Total Adjustments	640,832	(5,062,328)
Net Cash Provided by (Used in) Operating Activities	47,355	(3,465,193)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,145,994)	(570,262)
Purchase of SETEL net assets	-	(436,656)
Cash acquired from purchase of SETEL net assets	-	818,702
Proceeds from sale of fixed assets	321,277	712
Net Cash Used in Investing Activities	(824,717)	(187,504)

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Continued

	For The Years Ended
	December 31,
	2011	2010
Cash Flows From Financing Activities
Repayments of obligations payable - related party	(1,000,000)	(500,000)
Repayments of capital lease obligations	(336,096)	(118,497)
Repayments of notes payable	(670,346)	(123,941)
Repayments of short term borrowings	(320,428)	(1,166,672)
Proceeds from notes payable	2,000,000	-
Proceeds from cash surrender value of life insurance	316,736	-
Proceeds from obligations payable - related party, net [1]	-	1,826,980
Proceeds from issuance of common stock and warrants, net [2]	-	3,850,796
Proceeds from short term borrowings	-	987,100
Payments of deferred debt financing costs	-	(94,300)
Payments of preferred stock redemption costs	(113,580)	-
Net Cash (Used In) Provided by Financing Activities	(123,714)	4,661,466
Net (Decrease) Increase In Cash	(901,076)	1,008,769
Cash - Beginning	1,009,209	440
Cash - Ending	$108,133	$1,009,209
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$758,269	$485,223

Non-cash financing activites:
Forgiveness of indebtedness to LY Holdings	$-	$25,292,175
Stock issued in exchange for note receivable from affiliate	$-	$5,149,980
Convertible preferred stock (redemption) issuance	$(9,500)	$9,500
Stock issued in connection with cashless milesone warrant exercise	$1,784	$-
Obligations payable to related party issued in exchange for note receivable from affiliate	$-	$7,750,000
Purchase of property and equipment in exchange for notes payable	$143,370	$-

Non-cash investing and financing activities - acquisition of SETEL net assets:
Assets acquired and liabilities assumed:
Current assets (including cash of $818,702)	$-	$5,195,714
Property and equipment	-	6,765,890
Intangible assets	-	1,736,000
Security deposits and other assets	-	1,020,947
Accounts payable and accrued liabilities	-	(3,646,440)
Notes payable and capital leases	-	(4,300,344)
Total fair value of net assets acquired	-	6,771,767
Less: Cash paid to acquire SETEL net assets	-	(436,656)
Less: Gain on bargain purchase	-	(5,385,111)
Non-cash consideration to seller	$-	$950,000

Non-cash consideration, consisting of:
Common stock issued to acquire SETEL net assets	$-	$950,000

[1]	Face value of obligations payable to LY Holdings of $2,099,980, less selling commissions withheld of $273,000 during the year ended December 31, 2010.

[2]	Gross proceeds from issuance of common stock and warrants of $5,370,100, less issuance costs withheld and/or paid aggregating $1,519,304 including selling commissions, financial advisory fees, expense reimbursement, bank escrow fees, legal and other professional fees disbursed.

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note A – Description of Business

Lightyear Network Solutions, Inc., a Nevada corporation (“LNSI”), was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”) and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company organized on June 22, 2010 (“Lightyear-KY”) (collectively, “Lightyear” or the “Company”).

Lightyear LLC, the original operating subsidiary of the Company had formerly been a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”) and has conducted operations in substantially their present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”), accounted for as a recapitalization of Lightyear LLC, with the result that Lightyear became a public company and began trading on the OTC Bulletin Board. Libra was then renamed “Lightyear Network Solutions, Inc.” and began operating Lightyear’s business of providing telecommunications services (See Note B - Reverse Merger, Exchange Transaction and Reorganization).

On October 1, 2010, Lightyear, through Lightyear-KY, purchased the business assets of Southeast Telephone, Inc. (“SETEL”), a Kentucky corporation, from SETEL’s bankruptcy estate (see Note D - Acquisition - Acquisition of SETEL Net Assets).

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

Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 70,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B – Reverse Merger, Exchange Transaction and Reorganization

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

Note B – Reverse Merger, Exchange Transaction and Reorganization – Continued

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

At the time of the Exchange Transaction, LNSI had 5,505,000 shares of common stock outstanding. The LY Holdings Convertible Debtholders contributed the First LY Holdings Note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The First LY Holdings Note of $5,149,980 and the related interest receivable were recorded as a contra-equity item because they represented receivables from an affiliate. The maturity date of the First LY Holdings Note was December 31, 2011 and interest accrued at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On March 29, 2011 and May 11, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under the First LYH Note or commencing any action until March 31, 2011 and June 30, 2011, respectively. The First LY Holdings Note was satisfied on November 4, 2011 as discussed in Note M – Related Party Transactions – Intercompany Agreement.

The Convertible Preferred Stock ranked senior to the Common Stock and holders of the Convertible Preferred Stock were entitled to be paid out of the assets of the Corporation available for distribution upon a Liquidation Event, before any payment was made to the holders of Common Stock, an amount per share equal to the greater of (i) the stated value of $2.00, plus any Cumulative Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Convertible Preferred Stock been converted into Common Stock. Each share of Convertible Preferred Stock was convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as was determined by dividing the stated value by the conversion price (currently set at $2.00 per share) in effect at the time of conversion, subject to typical anti-dilution provisions. The Convertible Preferred Stock was convertible automatically upon the earlier of (a) a public offering of $40 million of gross proceeds from the sale of Common Stock, (b) shares of Common Stock trading for 20 consecutive trading days at a daily average price of not less than 200% of the conversion price, at an average volume of not less than 500,000 shares per day over such 20 trading day period or (c) the conversion of at least fifty percent of the shares of Convertible Preferred Stock originally issued, subject to typical adjustments for stock splits, stock dividends or other similar recapitalization events, or (d) upon the agreement of at least a majority of the Convertible Preferred Stock holders.

Holders of Convertible Preferred Stock were entitled to receive dividends at the rate of 5% of the aggregate stated value of Convertible Preferred Stock held by them per annum, accruable and payable when, as and if declared by the Company’s board of directors. If the Company failed to pay dividends on Convertible Preferred Stock on a quarterly basis, the dividend payment rate increased to 8% per annum with respect to dividends previously accrued and unpaid and any future dividend payments, until such time as all accrued dividends were paid and distributed, at which time the rate of 5% per annum would resume. Because the Company’s board of directors did not declare, and the Company did not pay, a dividend on the issued and outstanding shares of its Preferred Stock, $0.001 par value per share, the dividend payment rate on the Company’s Convertible Preferred Stock increased from 5% per annum to 8% per annum on all accrued but unpaid dividends on the Company’s Convertible Preferred Stock.

See Note M – Related Party Transactions – Intercompany Agreement for additional details related to the First LY Holdings Note and the Convertible Preferred Stock.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies

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

Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, anticipated carrier credits, the valuation allowance related to deferred tax assets, the valuation of equity and derivative instruments, and the valuation of assets acquired in the SETEL asset acquisition.

Cash and Cash Equivalents

For purposes of presentation in the Company’s consolidated balance sheets and statements of cash flows, cash and cash equivalents consists of cash on deposit, cash on hand and all highly liquid investments purchased with an original maturity of three months or less when purchased. The Company also maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. There were no cash equivalents at December 31, 2011 and 2010.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1,215,735 and $559,468 as of December 31, 2011 and 2010, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

Property and Equipment

Property and equipment is recorded at cost, except for assets acquired using acquisition accounting, which are initially recorded at fair value (See Note D - Acquisition of SETEL Net Assets). The cost of additions and substantial betterments to property and equipment are capitalized. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Improvements to leased assets or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related payments is recorded as a liability. Depreciation of capitalized leased assets is computed on the straight-line method over the lesser of the term of the lease or its economic life. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value (See Note D - Acquisition of SETEL Net Assets). Intangible assets with definite lives include proprietary technology, covenants not to compete, a trade name and customer and agent relationships. Amortization is computed on a straight-line basis over the estimated useful lives of the intangible assets.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies – Continued

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were approximately $538,000 and $218,000 for the years ended December 31, 2011 and 2010, respectively.

Inventories

The Company maintains inventories, consisting of wireless telephones and telecommunications equipment, which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2011 and 2010, the Company had reserves for obsolete inventory of approximately $42,000 and $25,000, respectively.

The Company continually analyzes its slow-moving, excess and obsolete inventories. Products that are determined to be obsolete are written down to net realizable value. During the year ended December 31, 2010, the Company wrote off approximately $45,000 of inventory.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies – Continued

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.  As of December 31, 2011, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2011. The Company files income tax returns with most states. Effective on February 12, 2010, in connection with its reverse merger, the Company became subject to federal and state income taxes. Prior to the reverse merger, Lightyear LLC was a limited liability corporation which passed its tax attributes to its stockholders. The tax year ended December 31, 2010 remains subject to examination for federal, state, and local income tax purposes by various taxing authorities. The tax returns, which were filed as a limited liability company, remain open for the prior three years.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies – Continued

Fair Value of Financial Instruments – Continued

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

(Loss) Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, non-vested restricted stock and warrants (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the if-converted method).

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies – Continued

(Loss) Earnings Per Common Share – Continued

The following table reconciles the numerator and denominator for the calculation:

	For The Years Ended
	December 31,
	2011	2010
Basic (loss) earnings per share:
Numerator:
Net (loss) income	$(593,477)	$1,597,135
Deemed preferred stock dividends	(11,835,530)	(1,095,234)
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to common stockholders	$(12,429,007)	$501,901

Denominator:
Weighted average basic shares outstanding	21,796,111	18,414,816

(Loss) earnings per basic share:
Net (loss) income	$(0.03)	$0.09
Deemed preferred stock dividends	(0.54)	(0.06)
Net (loss) income attributable to common stockholders	$(0.57)	$0.03

Diluted (loss) earnings per share
Numerator:
Net (loss) income	$(593,477)	$1,597,135
Deemed preferred stock dividends	(11,835,530)	(1,095,234)
Numerator for diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders	$(12,429,007)	$501,901

Denominator:
Weighted average basic shares outstanding	21,796,111	18,414,816

Weighted average effect of dilutive securities
Employee stock options	-	-
Warrants	-	1,056,123
Restricted stock	-	134
Convertible preferred stock	-	-
Weighted average diluted shares outstanding	21,796,111	19,471,073

(Loss) earnings per diluted share:
Net (loss) income	$(0.03)	$0.08
Deemed preferred stock dividends	(0.54)	(0.05)
Net (loss) income attributable to common stockholders	$(0.57)	$0.03

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note C – Summary of Significant Accounting Policies – Continued

(Loss) Earnings Per Common Share – Continued

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	For The Years Ended
	December 31,
	2011	2010
Employee stock options	129,166	912,500
Warrants	1,242,297	-
Restricted stock	-	-
Convertible preferred stock	-	9,500,000

Recently Issued and Adopted Accounting Pronouncements

In December 2010, the FASB issued new accounting guidance, under ASC Topic 805 on Business Combinations.  This standard clarifies the requirements for pro forma reporting on business combinations.  The amendment in this update specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this update enhances disclosure for material adjustments made to the pro forma earnings under the business combination.  This amendment is effective for business combinations which occurred in an annual reporting period beginning on or after December 15, 2010.  This guidance will have an impact on the accounting for any future business acquisitions as of the effective date.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through the date of the reverse merger transaction, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of December 31, 2011, Lightyear had a cash balance of $0.1 million and a working capital deficit of $1.3 million.

Partially aided by the addition of Lightyear-KY, the Company’s 2011 operating activities provided a nominal amount of cash. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. As of December 31, 2011, the Company had $108,133 of cash. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financings, however, there can be no assurance that the Company will be successful in securing such capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the Settlement Note.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Acquisition

Acquisition of SETEL Net Assets

On October 1, 2010, Lightyear-KY purchased substantially all of the business and assets of SETEL pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated June 30, 2010. SETEL had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Kentucky, Pikeville Division. Lightyear-KY provides voice and data telecommunications products and services, including local and long distance phone service, DSL and paging, to primarily residential customers. Lightyear-KY had approximately 136 employees and approximately 31,000 customer lines.

The purchase price paid consisted of 200,000 shares of common stock of LNSI, valued at $950,000, based upon the Company’s closing stock price of $4.75 on September 30, 2010, the assumption of certain liabilities and a cash payment of $436,656 in order to pay any administrative and priority claims of SETEL. The Company paid the $436,656 in claims with a portion of the cash acquired from SETEL. Lightyear-KY also assumed SETEL’s remaining obligations under certain notes payable and capital leases (See Note I – Capital Lease Obligations and Note J – Notes Payable).

The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $3.4 million, net of income tax, which was recorded as a bargain purchase gain, and was shown as a separate component of other income (expense) in the 2010 consolidated financial statements. The gain of approximately $5,385,000, before netting of the related deferred tax liability of approximately $1,991,000, was recognized for financial statement purposes only. The gain is not recognized currently for tax purposes and the bargain purchase resulted in a carryforward of the tax basis of the assets acquired.

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

The results of operations for Lightyear-KY for the period October 1, 2010 through December 31, 2010 are reflected in the Company’s results for the year ended December 31, 2010.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Acquisition – Continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with Lightyear-KY for the year December 31, 2010 as if the acquisition occurred on January 1, 2010.

For The Year Ended
December 31,
2010
Revenues	$89,782,089

Net income attributable to common stockholders	$1,355,800

Pro-forma basic earnings per common share	$0.07

Pro-forma weighted average common shares outstanding – basic	18,564,405

Pro-forma diluted earnings per common share	$0.07

Pro-forma weighted average common shares outstanding – diluted	19,620,662

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of the net assets of SETEL had been completed as of the beginning of 2010, nor are they necessarily indicative of future consolidated results.

During the period from October 1, 2010 to December 31, 2010, Lightyear-KY had revenues and net income of approximately $7,738,000 and $67,000, respectively.

Note E – Property and Equipment

Property and equipment consists of the following:

	December 31,		Range of Estimated
	2011	2010	Useful Lives

Land	$628,510	$628,510	Not depreciable
Computers and equipment	7,054,883	6,048,959	1 - 3 years
Buildings	1,904,206	1,904,206	10 - 30 years
Furniture and fixtures	68,286	69,469	1 - 5 years
Vehicles	331,033	201,949	5 - 7 years
Leasehold improvements	739,826	854,961	[A]
	10,726,744	9,708,054

Less: accumulated depreciation and amortization	(3,565,687)	(2,505,150)

Property and equipment, net	$7,161,057	$7,202,904

[A] Leasehold improvements are amortized over the lesser of the term of the lease or the asset's economic useful life

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $1,094,678 and $438,725, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Intangible Assets

Intangible assets consist of the following:

	Finite Lives						Indefinite Lives
	Proprietary Technology	Customer Relationships	Agent Relationships	Non-Compete Agreement	Trade Names	Accumulated Amortization	Trade Names	VoIP Licenses	Total
Balance, December 31, 2009	$2,200,000	$1,300,000	$410,000	$500,000	$-	$(4,410,000)	$920,000	$244,583	$1,164,583
Acquisition of SETEL assets	-	1,310,000	-	109,000	317,000	-	-	-	1,736,000
Amortization expense	-	-	-	-	-	(136,917)	-	-	(136,917)
Balance, December 31, 2010	2,200,000	2,610,000	410,000	609,000	317,000	(4,546,917)	920,000	244,583	2,763,666
Amortization expense	-	-	-	-	-	(597,167)	-	-	(597,167)
Impairment	-	-	-	-	(317,000)	79,250	-	-	(237,750)
Balance, December 31, 2011	$2,200,000	$2,610,000	$410,000	$609,000	$-	$(5,064,834)	$920,000	$244,583	$1,928,749
Total - Intangible Assets
- Finite Lives					$5,829,000	$(5,064,834)			$764,166
Weighted average amortization
period at December 31, 2011
in years	0.0	1.8	0.0	0.0	0.0

Amortization of intangible assets consists of the following:

	Finite Lives
	Proprietary Technology	Customer Relationships	Agent Relationships	Non-Compete Agreement	Trade Names	Accumulated Amortization
Balance, December 31, 2009	$2,200,000	$1,300,000	$410,000	$500,000	$-	$4,410,000
Amortization expense	-	93,817	-	27,250	15,850	136,917
Balance, December 31, 2010	2,200,000	1,393,817	410,000	527,250	15,850	4,546,917
Amortization expense	-	452,017	-	81,750	63,400	597,167
Impairment	-	-	-	-	(79,250)	(79,250)
Balance, December 31, 2011	$2,200,000	$1,845,834	$410,000	$609,000	$-	$5,064,834
Range of estimated useful
lives in years	5.0	3.0	5.0	1.0 - 1.5	5.0

During the fourth quarter of 2011, the Company determined that the trade name acquired from SETEL was impaired, as it was no longer in use, and recorded a $237,750 impairment loss on intangibles.

Amortization of amortizable assets for each of the five years ended December 31, 2016 is as follows:

For The Years Ended	Customer
December 31,	Relationships	Total
2012	436,666	436,666
2013	327,500	327,500
2014	-	-
2015	-	-
2016	-	-
Total	$764,166	$764,166

Amortization is computed on a straight-line basis over the lives of the intangible assets with finite lives, which ranged from one to five years. Amortization expense was $597,167 and $136,917 for the years ended December 31, 2011 and 2010, respectively.

Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note G – Short-Term Borrowings

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

On March 17, 2010, Lightyear entered into a closed end credit facility (the “Note”) with a limited future multiple advance feature, representing an arrangement that allowed Lightyear to obtain advances without giving the bank a separate note for each advance. Lightyear was entitled to borrow up to the full principal amount of $1,000,000 of the Note from time to time, but only up through, and not after, June 16, 2010, subject to certain limitations. The Note bore interest at the prime rate plus 4% but not less than 7.25% per annum. Beginning on April 30, 2010 and through June 30, 2010, Lightyear was to pay all accrued but unpaid interest. Beginning on July 30, 2010, Lightyear made monthly payments of all accrued but unpaid interest plus monthly principal payments in the amount of $111,112, unless and until the outstanding principal balance of the Note was paid in full. The Note was scheduled to mature on March 30, 2011, but was repaid in full on March 24, 2011. The Note was secured by a security interest in all tangible and intangible assets of Lightyear, including lockbox accounts and its operating account, and by the personal guaranties of an officer and two directors of the Company. As of December 31, 2010, Lightyear had outstanding advances under the Note aggregating $320,428.

Note H – Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2011	2010

Excise, state, local and property taxes payable	$843,671	$755,257
Other accrued expenses	165,485	388,867
Payroll, payroll taxes and bonuses	373,398	507,542
Deferred rent	260,086	-
Regulatory fees	132,133	-
Customer security deposits	101,390	234,558

	$1,876,163	$1,886,224

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note I – Capital Lease Obligations

The Company leases land, a building and equipment under the provisions of long-term capital leases. On October 1, 2010, the remaining capital leases were assumed in connection with the acquisition of the net assets of SETEL. As of December 31, 2011 and 2010, the leased property under capital leases had a cost basis of $2,949,293, consisting of land of $216,000, building of $1,784,000 and equipment of $949,293. Accumulated amortization was $474,989 and $304,782 at December 31, 2011 and 2010, respectively. Amortization of the leased property is included in depreciation and amortization expense.

On October 1, 2010, the Company assumed SETEL’s Lease and Option Agreement (the “Lease”), dated January 1, 2004, with Pike County, Kentucky (“Pike County”) for the building and land located at 106 Scott Avenue, Pikeville, KY (the “Leased Premises”). Lightyear-KY uses the Leased Premises as its Administrative and Customer Care Headquarters. The original term of the Lease is 10 years through December 31, 2013. However, unless Lightyear-KY gives 30 days prior written notice to Pike County of its intent not to extend the Lease, the Lease automatically extends for another 10 year term on the same payment terms, expiring on December 31, 2023. If Lightyear-KY does not extend the Lease after the original term, Lightyear-KY must pay to Pike County a fee of $100,000.

The monthly rent for the Leased Premises is $6,657, subject to certain required employment levels. If Lightyear-KY fails to maintain 80 full time employees during the term of the Lease, the monthly rent increases to $7,509. As of December 31, 2011, Lightyear-KY had 93 full time employees. Under the Lease, Lightyear-KY is required to: (i) maintain comprehensive liability insurance in an amount not less than $2,000,000; (ii) pay all real estate taxes; and, (iii) indemnify Pike County from and against all suits whatsoever relating to the Leased Premises, except legal action concerning title to the Leased Premises.

Lightyear-KY has an option to purchase the Leased Premises at any time during the term of the Lease upon written notice (certified mail) to Pike County at least 30 days before the date on which Lightyear-KY desires to exercise the option and purchase the Leased Premises. The option price to purchase the Leased Premises is $905,217 as of January 1, 2012.

Minimum payments under the building and equipment capital lease obligations at December 31, 2011 consist of the following:

2012	$255,778
2013	103,949
2014	79,882
2015	79,882
2016	79,882
Thereafter	559,178

Total minimum lease payments	1,158,551
Less: Amount representing interest	(160,598)

Present value of net minimum lease payments	$997,953

Current portion	$239,203
Non-current portion	758,750

$997,953

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note J – Notes Payable

Notes payable are as follows:

	December 31,
	2011	2010
Note payable - variable interest rate (5.00% as of December 31, 2011). Principal and unpaid interest due on September 30, 2015. The note payable is secured by a first priority security interest in Lightyear-KY's assets. The note is further secured by a first priority perfected security interest in the membership interests in Lightyear-KY held by LNSI.	$1,960,539	$2,424,496

Note payable - fixed interest rate of 6.50%. Principal and unpaid interest due on October 1, 2012. The note payable is secured by motor vehicles owned by Lightyear-KY.	14,204	60,477

Note payable - variable interest rate (5.25% as of the repayment date). Principal and unpaid interest due on October 1, 2013. The note is secured by a mortgage on property located in Pike County, Kentucky	-	46,506

Note payable - variable interest rate (4.25% as of December 31, 2011). Principal and unpaid interest due on January 26, 2014. The note payable is secured by a mortgage on the real property located at 119 Second Street, Pikeville, Kentucky and is further secured by the assignment of future rents.	20,783	30,271

Note payable - variable interest rate (4.25% as of December 31, 2011). Principal and unpaid interest due on October 18, 2024.The note payable is secured by a mortgage on the real property located at 106 Scott Avenue, Pikeville, Kentucky.	109,420	116,477

Note payable - fixed interest rate of 6.99%. Principal and unpaid interest due on October 1, 2020.The note payable is secured by a mortgage on property located in Pike County, Kentucky.	72,307	79,659

Note payable - fixed interest rate of 6.25%. Principal and unpaid interest due on April 4, 2015.The note payable is secured by motor vehicles owned by Lightyear-KY.	103,657	-

Note payable - fixed interest rate of 6.00%. Principal and unpaid interest due on January 25, 2014.The note payable is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC.	1,950,000	-

Total Notes Payable	4,230,910	2,757,886
Less: Current Portion	895,918	529,899
Non-Current Portion of Notes Payable	$3,334,992	$2,227,987

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note J – Notes Payable – Continued

Future maturities of these notes payable are as follows:

2012	$895,918
2013	934,718
2014	1,827,865
2015	449,199
2016	16,793
Thereafter	106,417
Total	$4,230,910

On January 21, 2011, the Company entered into a $2,000,000 secured promissory note (the “Note”) arrangement with a bank. The Note was secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s convertible preferred stock owned by LY Holdings, LLC (“LY Holdings”), as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. The Note was originally scheduled to mature on January 21, 2013, and bore interest at a rate equal to the Prime Rate plus 4.0%, but not less than 7.0% per annum. Pursuant to the original terms of the Note, the Company was scheduled to make monthly interest payments through January 21, 2013, as well as $500,000 principal payments on January 21, 2012, and July 21, 2012. The final $1,000,000 principal payment was due on January 21, 2013. On January 25, 2011, from the proceeds of this Note, $1,000,000 was paid to a bank on behalf of Chris T. Sullivan (“Sullivan”) to repay a portion of the obligations payable – related parties. Pursuant to an agreement, in consideration for his personal guaranty, the Company will pay one of its directors $60,000 for each year in which the guaranty is in effect, payable in monthly installments of $5,000. In 2011, the Company paid the director $50,000 for his personal guaranty.

On December 16, 2011, the Company and the bank executed a new note which modified the terms of the $2,000,000 note, as agreed to in principle on November 9, 2011. The modified note required the Company to (1) make an immediate $50,000 principal payment; (2) make monthly principal and interest payments totaling $37,780 per month, commencing on January 25, 2012; and (3) make a final payment consisting of the remaining principal and any accrued but unpaid interest at the amended January 25, 2014 maturity date.  In addition, the bank waived all covenant violations that occurred during the three months ended September 30, 2011 and agrees to amend the debt covenants going forward.  The modified note bears interest at a fixed rate of 6%. The modified note is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. In connection with this modification, the Company ceased paying $5,000 per month to one of its directors.

Note K – Telecommunications Services and Payment Agreements

The Company maintains several interconnection agreements and commercial agreements on a state-by-state basis with AT&T, BellSouth Communications, Qwest Communications, Verizon, Windstream and Century Link, which allow the Company to sell local services.

Note L – Employee Benefits

The Company maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. The Company did not contribute during the years ended December 31, 2011 and 2010.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Related Party Transactions

Lightyear has significant transactions with LY Holdings, members of LY Holdings and conducts business with certain companies or individuals which are related parties either by having common ownership or because they are controlled by members of LY Holdings, the directors and/or officers of the Company or by relatives of members of LY Holdings, directors and/or officers of the Company. Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations as of and for the years ended December 31, 2011 and 2010.

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

Prior to the forgiveness of the intercompany indebtedness by LY Holdings on February 12, 2010, but subsequent to December 31, 2009, Lightyear became indebted to LY Holdings for an additional $2,099,980 of loans. LNS incurred fees associated with these loans aggregating $367,300. These costs were capitalized as deferred financing costs on the books of Lightyear. The additional funding arose from the following financing activity of LY Holdings:

In November 2009, LY Holdings commenced a private placement offering and beginning in January 2010 and continuing through February 8, 2010, LY Holdings raised $2,099,980 of gross proceeds. The notes bore simple interest at a rate equal to 10% per annum and were payable eighteen months from the date of the respective closings.

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

Settlement Agreement

In July 2004 and July 2008, LY Holdings borrowed funds, most of the proceeds of which were ultimately provided to Lightyear LLC. The lenders were all affiliates of LY Holdings, including an affiliate of Chris T. Sullivan, who is an affiliate of LY Holdings and a director of Lightyear. In connection with these loans, LY Holdings and Lightyear executed agreements (the “Letter Agreements”) to pay the lenders (the “Letter Agreement Holders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively. The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LY Holdings. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months. On February 11, 2010, LY Holdings, Lightyear and each of the Letter Agreement Holders entered into a modification (the “First Modification to Letter Agreements”), pursuant to which the Letter Agreements were modified to, among other things, release and discharge LY Holdings from all obligations under the Letter Agreements. The Letter Agreement Holders are all associated with directors or former directors of the Company.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Related Party Transactions – Continued

Settlement Agreement – Continued

Pursuant to a loan made to LY Holdings by Sullivan, on February 11, 2010, LY Holdings issued an amended promissory note (the “Second LY Holdings Note”) to Sullivan in the original principal amount of $8,000,000 with a maturity date of July 1, 2010. The Second LY Holdings Note bears interest at a rate of LIBOR plus 4.75% on all amounts owed up to $7,000,000 and LIBOR plus 7.75% on all amounts owed in excess of $7,000,000, neither of which will exceed 10% per annum. The Second LY Holdings Note is secured by a security interest in (i) the capital stock of LNSI held by LY Holdings and (ii) certain interests in LY Holdings, excluding Sullivan’s interest. As of April 29, 2010, $7,750,000 was outstanding pursuant to the Second LY Holdings Note, $250,000 of which was scheduled to have been paid on March 31, 2010 and the remainder of which was due on the July 1, 2010 maturity date.

On April 29, 2010, Lightyear, LY Holdings, Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear purchased the Second LY Holdings Note from Sullivan for an aggregate purchase price of $7,750,000 (the “LNS Obligation”); (2) LY Holdings became indebted to Lightyear pursuant to and in the amount of the Second LY Holdings Note; and (3) Lightyear became obligated to reimburse LY Holdings for $260,000 (the “LY Holdings Reimbursement”, which is recorded as other expense - related parties in the consolidated statements of operations) in advances made by LY Holdings to Sullivan after the parties reached an agreement in principle, but before the execution of the agreement. Of the $7,750,000 LNS Obligation, $250,000 was paid contemporaneous with the execution of the Settlement Agreement and $250,000 was scheduled to be paid on July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The original maturity date was the sooner of (a) July 1, 2011, or (b) the maturity date of Sullivan’s underlying bank loan related to the Second LY Holdings Note. The LNS Obligation has the same interest terms as the Second LY Holdings Note. On February 7, 2011, the Company, along with Sullivan, amended the LNS Obligation and extended the maturity date of the loan to January 10, 2013.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Related Party Transactions – Continued

Notes Receivable from Affiliate

On February 12, 2010, certain investors contributed the First LY Holdings Note to LNSI in exchange for an aggregate of 3,242,533 shares of LNSI stock. The principal of $5,149,980 and the related interest receivable were recorded as a contra-equity item because they represent receivables from an affiliate, LY Holdings. The maturity date of this note receivable is December 31, 2011 and interest accrues at the rate of 5% and quarter end interest payments were scheduled beginning June 30, 2010. On May 11, 2011, LNSI agreed to continue to forbear from demanding payment of past due interest under this note receivable or for commencing any action until June 30, 2011. Interest income on the note receivable was approximately $193,000 and $228,000 for the years ended December 31, 2011 and 2010, respectively.

The $7,750,000 Second LY Holdings Note and the related interest receivable were recorded as contra-equity items because they represent receivables from an affiliate. The principal and the related interest receivable are due on demand. The note receivable bears interest at a rate of LIBOR plus 6% on the balance up to $7,000,000 and LIBOR plus 9% on the balance in excess of $7,000,000, neither of which will exceed 10% per annum. Interest income on the note receivable was approximately $378,000 and $351,000 for the years ended December 31, 2011 and 2010, respectively.

Intercompany Agreement

On November 4, 2011, the Company, LY Holdings and Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”).  Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the Company’s convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which will be canceled and retired, in complete satisfaction of LY Holdings' principal indebtedness to LNSI (the First LY Holdings Note and Second LY Holdings Note) of $12,899,980, which was recorded on the books of LNSI as Notes Receivable – Affiliate. In addition, the Intercompany Agreement terminates Lightyear’s (a) security interest in the Letter Agreements; and (b) option to purchase the Letter Agreements for $8,000,000 at any time before May 1, 2012; both of which originated pursuant to the Settlement Agreement. The remaining Interest Receivable – Affiliate was restructured, with LY Holdings issuing LNSI a note with a face principal amount of $1,223,203 (the “Interest Note”), which is secured by two million shares of the Company’s common stock owned by LY Holdings. The Interest Note bears interest at the one-year LIBOR rate plus 2% per annum and all principal and interest will be due at the November 4, 2016 maturity date. The Interest Note contains customary events of default, including a default upon a change of control of LY Holdings, and may be accelerated upon any event of default. The redemption of the preferred stock was accounted for by treating the excess of the fair value of the consideration (the Notes Receivable – Affiliate) over the carrying value of the preferred stock as a dividend on the preferred stock which will be deducted from earnings available to common stockholders. The $11,835,530 net 2011 preferred stock dividend is the deemed preferred stock dividend at redemption of $12,930,764, less the reversal of the cumulative dividend of $1,095,234 recorded in 2010.  The $12,930,764 deemed preferred stock dividend is primarily equal to the amount of the LY Holdings’ principal indebtedness of $12,899,980 satisfied pursuant to the agreement, plus $30,784 of adjustments, which primarily relate to transaction costs.

Contemporaneously, LNSI amended and restated its obligation payable to Sullivan under the Settlement Agreement by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”).  The Settlement Note will bear interest at the three-month LIBOR rate plus 4% per annum, which will be paid quarterly commencing on February 10, 2012.  The principal is due to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty. On March 20, 2012, Sullivan agreed to forbear from demanding payment until August 30, 2013 of the $6,250,000 principal payment currently scheduled to be paid on January 10, 2013.

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

Note M – Related Party Transactions – Continued

Intercompany Agreement – Continued

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

At December 31, 2011 and December 31, 2010, the Company had outstanding $6,250,000 and $7,250,000 on the Settlement Note.

Future maturities of the Settlement Note are as follows:

For The Years Ending
December 31,	Amount
2012	$-
2013	6,250,000
Total	$6,250,000

Other

In contemplation of the Exchange Transaction, on February 4, 2010, an officer assigned the ownership of a split-dollar life insurance policy to Lightyear and Lightyear became the owner and beneficiary under this policy.

On February 12, 2010, in connection with the forgiveness of Lightyear’s intercompany indebtedness to LY Holdings, Lightyear transferred the remaining deferred financing costs in the amount of approximately $811,000 to LY Holdings, since the original debt that gave rise to such costs remains outstanding.

A director of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $15,000 and $19,000 in commissions from Lightyear during the years ended December 31, 2011 and 2010, respectively.

Since 2008, a former employee (and son of a director) of the Company, has maintained a representative position in a direct selling entity which earned approximately $29,000 and $88,000 in commissions from Lightyear during the years ended December 31, 2011 and 2010, respectively. This representative position was terminated voluntarily on October 7, 2011.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company. On June 22, 2011, certain holders of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. During the year ended December 31, 2011 and 2010, Lightyear recorded approximately $12,000 and $139,000 of VoIP and wireless revenue override expense, respectively. On February 7, 2012, certain holders of the override rights waived their right to such payments for the year 2012.

Pursuant to a former officer’s employment agreement, Lightyear provided life insurance coverage consisting of $3,000,000 under a whole life policy and $5,000,000 under a term life policy. Lightyear also maintained $5,000,000 under a key man life policy on the same former officer. The proceeds from $2,000,000 of the term life policy and the full proceeds of the key man life policy had been assigned to Sullivan as collateral for the obligations payable – related parties, but Sullivan waived those rights concurrent with the actions described below. Pursuant to a Consulting and Non-Competition Agreement dated April 21, 2011 (see Note Q - Commitments and Contingencies - Consulting and Non-Competition Agreement, for additional details), J. Sherman Henderson, III (“Henderson”) was assigned the term life policy, and Henderson will be responsible for all premiums due on the policy following the assignment. On May 5, 2011, (a) the Company transferred the whole life policy to Henderson who will be responsible for all premiums due on the policy following the assignment; and (b) the Company elected to withdraw the cash surrender value from the whole life policy and prior to December 31, 2011 collected the $0.3 million in cash surrender value included in other assets at December 31, 2010. On July 27, 2011, the Company terminated the key man life policy. Aggregate insurance premium expense for these policies was approximately $50,000 and $81,000 for the years ended December 31, 2011 and 2010, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Related Party Transactions – Continued

Other – Continued

Darrell Maynard, former President of SETEL became an employee of Lightyear LLC, in the position of Vice President of Technology, on October 1, 2010. Mr. Maynard is the sole owner of Eastern Telephone and DLM Construction, both of which received payments from Lightyear-KY. On January 1, 2011, Eastern Telephone and DLM Construction combined to form Eastern Telephone and Technologies. On May 31, 2011, Mr. Maynard was terminated and is no longer an employee of Lightyear LLC. Eastern Telephone signed an agreement to become an authorized agent of Lightyear-KY on November 29, 2010. During the period from October 1, 2010 through May 31, 2011, Lightyear-KY has incurred approximately $136,000 in commissions to Eastern Telephone for its services as an Agent. Eastern Telephone ceased operating as an agent for Lightyear-KY effective February 29, 2012.

Lightyear-KY has retained DLM Construction since October 1, 2010 to perform various construction functions. After accepting bids from other companies Lightyear-KY determined that DLM Construction was competitive and offered the most advantages to the Company. During the period from October 1, 2010 through May 31, 2011, Lightyear-KY has incurred approximately $7,000 in repairs and maintenance to DLM Construction.

Note N – Supplier Concentration

Of the telecommunications services used in its operations, the Company acquired approximately 28%, 24% and 10% during the year ended December 31, 2011 from three suppliers. Lightyear acquired approximately 31% and 28% during the year ended December 31, 2010 from two suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note O – Income Taxes

Effective on February 12, 2010, in connection with its reverse merger, the Company became subject to federal and state income taxes. Prior to the reverse merger, Lightyear LLC was a limited liability corporation which passed its tax attributes to its stockholders. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	For The Years Ended
	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$1,547,861	$1,637,133
Stock-based compensation	88,653	107,305
Allowance for doubtful accounts	474,796	212,374
Depreciable assets	-	164,371
Allowance for obsolete inventory	34,542	-
Goodwill and intangible assets	3,132,224	3,624,958
Total deferred tax assets	5,278,076	5,746,141
Less: Valuation allowance	(3,928,893)	(4,205,549)
Deferred tax assets, net	$1,349,183	$1,540,592

Deferred tax liabilities:
Excess of book over tax basis of:
Property and equipment	$1,385,789	$1,385,203
Intangible assets	290,077	605,872
Total deferred tax liabilities	$1,675,866	$1,991,075

Total deferred tax liabilities, net	$326,683	$450,483

Deferred tax asset – current portion, net	$-	$56,939

Deferred tax liability – non-current portion, net	$(326,683)	$(507,422)

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note O – Income Taxes – Continued

The Company’s deferred tax asset recognized, net of the valuation allowance, was based solely upon the tax value of deferred tax liabilities at December 31, 2011 that are expected to reverse over the period in which the deferred tax assets would be realized. The ultimate realization of deferred tax assets depends on the generation of taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. For the years ended December 31, 2011 and 2010, the change in the valuation allowance was ($276,656) and $4,205,549, respectively.

As of December 31, 2011 and 2010, the Company had $4,077,610 and $4,312,786, respectively, of aggregate federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards begin to expire in the year 2030.

As of December 31, 2011 and 2010, deferred income tax liabilities included a naked tax credit of $129,000 resulting from the purchase by Lightyear-KY of land in the SETEL net asset acquisition. This deferred tax liability will remain on the consolidated balance sheet indefinitely, unless there is a sale of the land.

The income tax benefit consists of the following:

	For The Years Ended
	December 31,
	2011	2010
Federal
Current	$-	$-
Deferred	136,910	(5,146,702)

State and local
Current	-	-
Deferred	15,946	(599,439)
	152,856	(5,746,141)
Change in valuation allowance	(276,656)	4,205,549
Income tax benefit	$(123,800)	$(1,540,592)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations for the years ended December 31, 2011 and 2010 are as follows:

	For The Years Ended
	December 31,
	2011	2010
Tax benefit at federal statutory rate	(34.0)%	34.0%
State income taxes	(4.0)	4.0
Permanent differences:
Stock-based compensation	33.9	-
Life insurance premiums	7.3	-
Meals and entertainment	1.4	9.5
Fines and penalties	1.4	31.6
Pre merger LLC income	-	481.7
Gain on bargain purchase	-	(2,278.6)
Other	15.3	163.3
Deferred tax adjustment due to change in tax status	-	(8,607.9)
Change in valuation allowance	(38.6)	7,437.8
Effective income tax rate	(17.3)%	(2,724.6)%

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Stockholders’ Deficiency

See Note M – Related Party Transactions for details on the Intercompany Agreement.

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

The Fixed Warrants and Additional Warrants are exercisable at any time before their expiration and are subject to mandatory exercise or redemption, at the election of the Company, on the occurrence of certain conditions. The Milestone Warrants became exercisable only if the Company failed to achieve certain milestone conditions relating to strategic, acquisition, financial and governance issues (each a “Milestone,” and collectively, the “Milestones”). If the Company failed to meet a particular Milestone, the Milestone Warrant became immediately exercisable with respect to the number of shares associated with that Milestone. If the Company met a particular Milestone, then the Milestone Warrant was cancelled with respect to the shares associated with that Milestone. (See Note P – Stockholders’ Deficiency –Warrants)

At the end of each calendar quarter (initially September 30, 2010) following the purchase of the Units, the Company will issue to the original purchaser of Units an Additional Warrant to purchase 30 shares of Common Stock for every 1,000 shares of Common Stock held by that original purchaser (subject to proration). See Note Q – Commitments and Contingencies – Warrant Dispute. The right to Additional Warrants terminates five years from the date of the original issuance of the Common Stock, or upon the transfer of the originally issued Common Stock by the purchaser.

The Company entered into a Registration Rights Agreement with each of the investors purchasing Units. Subject to certain limitations and conditions under the Registration Rights Agreement, upon demand by the holders of a majority of the Units, the Company is required to file a registration statement relating to the resale of (i) the shares of Common Stock sold and (ii) the shares of Common Stock underlying each Fixed Warrant and each Milestone Warrant. Lightyear shall use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible after filing and shall respond to any SEC comments within 30 days from receiving such comments. Pursuant to the Registration Rights Agreement, if the Company fails to file quarterly and annual reports (the “Periodic Reports”) with the SEC in a timely manner and the investors would otherwise be able to sell Common Stock under Rule 144 promulgated under the Securities Act of 1933, the Company must pay partial liquidated damages to the investor equal to 2% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor for each month the Periodic Reports aren’t current, up to aggregate partial liquidated damages of 10% of the aggregate purchase price of the Units sold in the offering associated with Common Stock still held by the investor. As of December 31, 2011, the investors have not demanded registration of the shares.

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

Note P – Stockholders’ Deficiency – Continued

Issuance of Common Stock and Warrants – Continued

In connection with the sale of Units, the Company issued Common Stock of 1,342,525 shares, plus Fixed Warrants, Milestone Warrants, Additional Warrants and Selling Agent Warrants to purchase 671,271, 2,685,050, 72,815 and 197,411 shares of Common Stock, respectively.

Warrants

LYH Warrants

On February 12, 2010, the date of the Exchange Transaction, 1,980,557 warrants, were cancelled and LYH assumed full responsibility for 350,000 consultant warrants and the derivative liabilities associated with these warrants.

Milestone Warrants

In connection with the 2010 equity financing, the Company issued warrants to investors to purchase shares of common stock at an exercise price of $0.01 per share with a three year term, which became exercisable if specified milestones were not met (the “Milestone Warrants”). In the event that the specified milestones were not met, the Company was also obligated to issue to the selling agent exercisable five-year warrants to purchase shares of common stock at an exercise price of $4.00 per share (the “Selling Agent Milestone Warrants”).

During October 2010, as determined by the Board of Directors on November 11, 2010, the Company satisfied two of the milestones associated with the Milestone Warrants, which resulted in the cancellation of Milestone Warrants to purchase 894,152 shares of common stock.

On February 26, 2011, the Company did not meet the third milestone included in the outstanding Milestone Warrants. As a result of not meeting the third milestone, the warrants associated with that milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,210 Selling Agent Milestone Warrants. The Company issued 445,564 shares of its common stock to investors on February 26, 2011 in connection with the cashless exercise of 447,075 Milestone Warrants.

On March 28, 2011, the Company did not meet the fourth and fifth milestones included in the outstanding Milestone Warrants. As a result of not meeting the fourth and fifth milestones, the warrants associated with those milestones were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 84,512 Selling Agent Milestone Warrants. The Company issued 892,456 shares of its common stock to investors on March 28, 2011 in connection with the cashless exercise of 895,449 Milestone Warrants.

On April 27, 2011, the Company did not meet the sixth milestone included in the outstanding Milestone Warrants. As a result of not meeting the sixth milestone, the warrants associated with this milestone were immediately vested and automatically exercised on a cashless basis. In addition, the Company issued 42,332 Selling Agent Milestone Warrants. The Company issued 445,576 shares of its common stock to investors on April 27, 2011 in connection with the cashless exercise of 448,374 Milestone Warrants.

As of December 31, 2011, there were no remaining Milestone Warrants outstanding. As of December 31, 2011, there were 169,084 Selling Agent Milestone Warrants outstanding.

Fixed Warrants

In connection with the 2010 equity financing, the Company issued exercisable five-year warrants to purchase shares of common stock to investors and selling agents with an exercise price of $4.00 per share (the “Fixed Warrants”). As of December 31, 2011, there were 861,401 Fixed Warrants outstanding, of which 671,271 were issued to investors and 190,130 were issued to selling agents.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Stockholders’ Deficiency – Continued

Warrants – Continued

Additional Warrants

In connection with the 2010 equity financing, the Company periodically issues exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 131,716 Additional Warrants (119,742 were issued to investors and 11,974 were issued to selling agents) during the year ended December 31, 2011. As of December 31, 2011, there were 211,813 Additional Warrants outstanding, of which 192,557 were issued to investors and 19,256 were issued to selling agents. See Note Q – Commitments and Contingencies – Warrant Dispute.

Summary

A summary of the warrant activity for the years ended December 31, 2011 and 2010 is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life (years)

Outstanding at December 31, 2009	2,330,557	$1.80	4.0
Granted	3,626,547	0.97
Exercised	-
Cancelled	(3,224,679)	$1.30
Outstanding at December 31, 2010	2,732,425	$1.28	3.2
Granted	300,770	2.41
Exercised	(1,790,898)	0.01
Cancelled	-	-
Outstanding at December 31, 2011	1,242,297	$3.38	3.8

Exercisable at December 31, 2011	1,242,297	$3.38	3.8

The following table presents information related to warrants at December 31, 2011:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.01	192,557	4.3	192,557
$4.00	1,049,740	3.7	1,049,740
	1,242,297	3.8	1,242,297

Stock Plan

The LNSI 2010 Stock and Incentive Compensation Plan (the “2010 Plan”), which was approved by the board of directors and the majority stockholder of the Company on May 18, 2010, provides for grants of stock options, restricted stock, and other stock-based or cash awards to the Company’s employees, directors, and independent contractors. The number of shares of the Company’s common stock that may be issued under the 2010 Plan is 1,000,000. As of December 31, 2011, 890,347 shares are available to be issued under the 2010 Plan.

Stock Option Grants

On May 19, 2010, the Company granted a combination of incentive stock options and non-qualified stock options to purchase an aggregate of 780,500 shares of common stock at an exercise price of $3.90 to existing employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The approximate $1,444,000 grant date fair value was being amortized over the three year vesting term.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

On October 1, 2010, the Company granted incentive stock options to purchase an aggregate of 155,000 shares of common stock at an exercise price of $4.75 to certain key employees that joined the Company in connection with the SETEL asset acquisition, pursuant to the 2010 Plan. The options expire after ten years. The approximate $338,000 grant date fair value is being amortized ratably over the three year vesting term.

On June 7, 2011, the Company’s board of directors approved the repricing of each of the outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share, subject to shareholder approval, which was obtained on July 19, 2011. Since the members of the board of directors controlled enough votes to ensure shareholder approval, the shareholder approval was a formality. As such, the modification was recognized on the date of board approval. As a result of the modification, the Company recorded incremental expense of approximately $84,000 immediately and another incremental $185,000 over the remaining vesting period.

On July 19, 2011, the Company granted incentive stock options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.25 per share to two employees, pursuant to the 2010 Plan. The options vest ratably over a three year period and expire after ten years. The aggregate $36,000 grant date fair value is being amortized over the three year vesting term.

On December 28, 2011, the Company entered into Option Termination Agreements with certain members of its management team (the “Optionees”), including each of the Company’s executive officers, through which the Company agreed to terminate all of the outstanding stock options that were previously issued to the Optionees pursuant to the 2010 Plan. The Optionees each received a total of $1.00 in consideration for the termination of their options, which accounted for 687,500 of the Company’s options outstanding. Such options were deemed to have negligible value as of the termination date. On March 1, 2012, the Company granted ten-year incentive stock options to the Optionees to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share (see Note R – Subsequent Events – Option Grants). Since cancellation and issuance of new options is deemed to represent a modification of the original options, the approximate incremental $63,000 value of the new options has been added to the approximate $663,000 of unrecognized compensation cost associated with the original options and the combined amount of $726,000 will be amortized proportionate to the vesting period.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For The Years Ended
	December 31,
	2011	2010
Risk free interest rate	1.58%	2.33%
Expected term (years)	6.00	6.00
Expected volatility	43.10%	47.00%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the year ended December 31, 2011 and 2010 was $0.36 and $1.90 per share, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

A summary of the status of the options issued under the 2010 Plan during the years ended December 31, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Balance, December 31, 2009	-	$-
Granted	935,500	4.04
Exercised	-	-
Cancelled	-	-
Forfeited	(23,000)	4.27
Balance, December 31, 2010	912,500	$4.04
Granted	100,000	1.25
Exercised	-	-
Cancelled	(687,500)	1.25
Forfeited	(228,334)	3.34
Balance, December 31, 2011	96,666	$1.25	8.5	$-

Exercisable, December 31, 2011	33,319	$1.25	8.5	$-

The following table presents information related to stock options at December 31, 2011:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$1.25	96,666	8.5	33,319
	96,666	8.5	33,319

The Company recognized approximately $548,000 and $267,000 of stock-based compensation expense during the years ended December 31, 2011 and 2010, respectively, related to employee stock option grants, which is reflected as selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2011, there was approximately $845,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.2 years.

Restricted Stock Grants

On October 12, 2010, the Company granted an aggregate of 16,234 shares of restricted stock to its non-employee directors, pursuant to the 2010 Plan, at a market value of $4.75 per share, the closing price on that date. Accordingly, the approximate $77,000 grant date fair value will be amortized over the one year vesting period.

The Company recognized approximately $46,000 and $16,000 of stock-based compensation expense during the years ended December 31, 2011 and 2010, respectively, related to non-employee director restricted stock grants, which is reflected as professional fees expense in the consolidated statements of operations. As of December 31, 2011, there was no unrecognized non-employee stock-based compensation expense related to restricted stock grants.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note P – Stockholders’ Deficiency – Continued

Restricted Stock Grants – Continued

A summary of restricted stock activity for the years ended December 31, 2011 and 2010 is presented in the table below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, December 31, 2009	-	$-	$-
Granted	16,234	4.75	77,112
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2010	16,234	4.75	77,112
Granted	-	-	-
Vested	(12,987)	4.75	(61,689)
Forfeited	(3,247)	4.75	(15,423)
Non-vested, December 31, 2011	-	$-	$-

Note Q – Commitments and Contingencies

Operating Lease

The Company leases its office space in Louisville, Kentucky under terms classified as an operating lease. In April 2009, the Company entered into a new lease agreement. The term of the lease was for six years, ending on March 31, 2015. Commencing in October 2009, the Company and the landlord informally agreed to reduce the rent by $15,000 per month. On June 30, 2011, the Company and the landlord agreed to formalize this understanding by modifying the lease agreement. The modified lease agreement has a monthly base rent of approximately $60,000 and the lease term was extended until September 30, 2015. In addition, the landlord formally agreed to forgive the previously unpaid rent and maintenance charges as a lease concession. The resulting deferred rent is being recognized over the remaining life of the lease.

Lightyear-KY leases land and equipment under non-cancelable leases which expire at various times through 2013. The Company leases equipment under a printing service agreement. In August 2010, the Company entered into a new printing service agreement whereby the Company agreed to pay $25,000 per month for a term of three years ending on August 31, 2013.

Lightyear-KY leases property in Pikeville, Kentucky. On July 26, 2011, the Company and the landlord agreed to terminate the lease. There are no liabilities remaining on future rent payments.

Rent expense related to these operating lease agreements, which is included in selling, general and administrative expenses in the accompanying statements of operations, was $495,925 and $582,781 for the years ended December 31, 2011 and 2010, respectively. The Company subleased office facilities to a tenant on a month to month basis and collected approximately $189,000 and $167,000 in rental fees for December 31, 2011 and 2010, respectively.

See Note H - Other Liabilities.

Future minimum payments under these operating lease agreements are as follows:

For The Years Ending
December 31,	Amount
2012	$1,135,614
2013	1,014,654
2014	800,086
2015	200,021
2016	-
Total	$3,150,375

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Commitments and Contingencies – Continued

Litigation

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012.  The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities.  Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.”  Lightyear denied the allegations. Mr. Halpern claimed damages of $750,000. Lightyear notified its insurance carriers concerning this matter and continues to contest the allegations vigorously. Lightyear has not recorded a provision for any loss that could be incurred as a result of the matter as Lightyear believes the allegations are without merit. The same matter was previously filed on August 31, 2011 in California District Court, but was dismissed without prejudice on December 5, 2011.

As of December 31, 2011, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the consolidated financial statements of the Company.

Billing Disputes

As of December 31, 2011, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the consolidated financial statements of the Company.

Letters of Credit

As of December 31, 2011, the Company has provided irrevocable standby letters of credit, aggregating $125,000 to five states and one vendor, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2011, these letters of credit had not been drawn upon.

Warrant Dispute

As of December 31, 2011, the Company’s former selling agent, on behalf of certain investors in the Company’s private placement (see Note P, Stockholders’ Deficiency – Issuance of Common Stock and Warrants), has disputed the Company’s methodology for computing the quantity of Additional Warrants that are issuable at each quarter end.  While there can be no assurance, management believes that the ultimate outcome of this dispute will not have a material adverse effect on the consolidated financial statements of the Company.

Employment Agreements

On February 12, 2010, upon the closing of the Exchange Agreement, the Company assumed LY Holdings’ employment agreement (the “Agreement”) with the then Chief Executive Officer of the Company (Henderson). The initial term of the Agreement was from March 31, 2004 through December 31, 2008. At the end of the initial term, the Agreement was automatically renewed for an additional one year term, and would be automatically renewed for successive additional one-year terms, unless within 180 days prior to the end of the initial term or any additional term either party gives the other written notice of the Company’s or the officer’s intent not to renew the agreement. Under the Agreement, the officer is to receive a base salary, adjusted annually consistent with increases given to other executives of the Company, plus other fringe benefits and is eligible for various bonuses. During the employment term, the base salary has been periodically amended and as of December 31, 2010 was approximately $282,000 per annum. The Agreement was terminated on April 21, 2011 in connection with Henderson entering into a consulting and non-competition agreement with the Company.

On April 29, 2010, the Company’s new Chief Operating Officer (“COO”) entered into an employment agreement with the Company with a salary of $125,000 per annum, a discretionary bonus and an expectation to receive options to purchase shares of the Company’s common stock, upon the approval of a Company stock incentive plan (See Note P - Stockholders’ Deficiency), which were subsequently granted. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the COO will continue to: (i) be paid his salary in accordance with the Company’s regular payment schedule until the end of twelve months after termination; be entitled to receive any incentive payments earned and accrued but not yet paid; (ii) receive continued medical coverage at the Company’s expense until the end of twelve months after termination; and (iii) receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred. Effective May 11, 2011, the COO’s salary was increased to $180,000 annually.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note Q – Commitments and Contingencies – Continued

Consulting and Non-Competition Agreement

On April 21, 2011, the Company entered into an agreement with Henderson, who was, at the time of the agreement, the Company’s Chief Executive Officer. Under the agreement, Henderson will serve in an advisory capacity and with the honorary title of Founder and Chair Emeritus and will provide consulting services to the Company commencing on May 1, 2011 and terminating on April 30, 2012. Henderson will receive a stipend of $296,000, paid ratably over the term of the agreement, which contains certain provisions relating to confidentiality, noncompetition and other covenants on confidential materials and related matters. The term of the agreement will end earlier upon the occurrence of either (i) a change in control of Lightyear, (ii) the material breach of the agreement by either party, which is not cured within fifteen days upon written notice, or (iii) upon the resignation by Henderson as a consultant. Henderson has not been released from any pledges or personal guarantees previously made by him for the benefit of the Company or any of its affiliates. The agreement terminates Henderson’s employment agreement with the Company. Henderson will remain a director of the Company for the remainder of his current term, and LY Holdings has agreed to vote its shares of Company stock in favor of Henderson as a director of the Company during the term of the agreement. See Note M - Related Party Transactions.

Note R – Subsequent Events

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Option Grants

On March 1, 2012, the Company granted ten-year incentive stock options to the Optionees (see Note P – Stockholders’ Deficiency – Stock Option Grants) to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share. Of the total, 50% of the options vest immediately and 50% vest on the one-year anniversary of the grants. The options were valued at approximately $63,000 using the Black-Scholes option pricing model using the following assumptions: 0.91% risk-free rate; 5.25 year expected term; 42.9% volatility and 0% dividend rate.

On March 20, 2012, the Company granted ten-year incentive stock options to new and existing employees to purchase an aggregate of 74,000 shares of common stock at an exercise price of $0.21 per share. The options vest as follows: (i) options to purchase an aggregate of 71,000 shares of common stock granted to existing employees vest 50% immediately and 50% vest on the one-year anniversary of the grants; and (ii) an option to purchase 3,000 shares of common stock granted to a new employee vests ratably on an annual basis over a three-year term. The options were valued at $6,200 using the Black-Scholes option pricing model using the following assumptions: 1.29%-1.50% risk-free rate; 5.25-6.00 year expected term; 42.9% volatility and 0% dividend rate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2011.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2011.

Name	Age	Position
Stephen M. Lochmueller	59	Chief Executive Officer
Randy Ammon	51	President and Chief Operating Officer
Elaine G. Bush	54	Chief Financial Officer
John Greive	46	VP/General Counsel
Chris T. Sullivan	63	Director
W. Brent Rice	58	Director
Ronald L. Carmicle	62	Director
J. Sherman Henderson III	69	Director
W. Bruce Lunsford	64	Director
Jeffrey T. Hardesty	47	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Stephen Lochmueller has been Chief Executive Officer of Lightyear since May 1, 2011. Before that, Mr. Lochmueller served as Lightyear’s President, beginning on April 29, 2010. Previously, Mr. Lochmueller served as our Chief Operating Officer. Mr. Lochmueller has more than 30 years of entrepreneurial business experience. His management and leadership skills include startups, multi-channel distribution, P & L, turnarounds and executive level oversight. His entry into the telecommunications industry began in 1985 when he joined McCaw Cellular as a General Manager. In 1992, Mr. Lochmueller was appointed as the Commonwealth of Kentucky’s Technology & Communications Liaison to state agencies by then governor Brereton Jones. In 1993, Mr. Lochmueller became Vice-President of Horizon Cellular until he was recruited to be an Area General Manager for startup Nextel Partners. In the early 2000s, Mr. Lochmueller served as Regional Vice President for Leap Wireless, a spin-off of Qualcomm. Mr. Lochmueller is a graduate of the University of Kentucky with a BGS degree.

Randy Ammon has been Lightyear’s President since May 1, 2011. Until being appointed President, Mr. Ammon served as our Chief Operating Officer, beginning April 29, 2010. Mr. Ammon was previously affiliated with Lightyear as a consultant. From 2005 until he joined Lightyear, Mr. Ammon owned and operated PWE Inc., a consulting firm focused on business and project budget development, project management, and business systems process redefinition and implementation. Before PWE, Mr. Ammon spent seven years as Director of Business Operations for Nextel Partners, Inc. Mr. Ammon received his B.A. in Accounting from Gustavus Adolphus College.

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

John Greive has been Vice President of Regulatory Affairs and General Counsel of Lightyear since its inception. Mr. Greive also serves as Lightyear’s Corporate Secretary. Before joining UniDial in 1996, he was a partner at Chandler, Saksefski & Greive and worked as an associate in the corporate section of a mid-sized law firm in Louisville. Mr. Greive has remained with the Lightyear entities since 1996. Mr. Greive received his B.S. in Mathematics from Bellarmine University and his Juris Doctor from the University of Louisville. In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets. In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37.0 million.

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

J. Sherman Henderson, III has been a director of Lightyear since February 10, 2010. From its inception until April 30, 2011, Mr. Henderson served as Chief Executive Officer of Lightyear. Mr. Henderson was also President of Lightyear from its inception until April 29, 2010. Mr. Henderson has more than 37 years of business experience, including roles spanning company ownership, sales, marketing and management. He began his career in the telecom industry in 1986, when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. He founded Lightyear, which began operations as UniDial, in 1993 in Louisville, Kentucky and served as its chief executive officer from its founding until May 2011. He currently serves as its chairman emeritus. Additionally, Mr. Henderson served six terms as chairman of COMPTEL, the leading association representing competitive communications service providers and their supplier partners. He currently serves as a director of Dynastar Holdings, Inc. (OTCQB: DYNA), Rackwise, Inc. (OTCBB: RACK) and Beacon Enterprise Solutions Group Inc. (OTCBB: BEAC), where he is a member of the compensation committee. In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets. In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies for total consideration of approximately $37.0 million. Under the terms of a consulting and non-competition agreement, LY Holdings has agreed to vote its shares of Lightyear Common Stock in favor of Mr. Henderson as a Company director.

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

W. Bruce Lunsford has been a director of Lightyear since October 12, 2010. Mr. Lunsford is a member of the Audit Committee and serves as Chair of the Compensation Committee. Mr. Lunsford is Chairman and CEO of Lunsford Capital, LLC, a private investment company in Louisville, KY. He is the founder, former Chairman and CEO of Ventas, Inc., a healthcare real estate investment company (REIT) listed on the NY Stock Exchange, the founder, former Chairman, President and CEO of Vencor, Inc., now known as Kindred Healthcare, and the founder and former Chairman of the assisted living company known as Atria Communities Inc. In addition, Mr. Lunsford formerly served on the board of directors of Churchill Downs Incorporated, National City Corporation in Cleveland, Ohio and ResCare, Inc. He presently serves on the board of directors of AeroCare Holdings, Inc., and Valor Healthcare, Inc. and he serves as Chairman of the board of Arcadia, LLC and Deyta, Inc. Mr. Lunsford received his undergraduate degree from the University of Kentucky and his law degree from the Salmon P. Chase College of Law.

Mr. Lunsford brings substantial experience as an executive of several public companies.  His business and legal background provides the board with a unique perspective.

Jeffrey T. Hardesty has been a director of Lightyear since October 12, 2010 and is the Chair of the Audit Committee. From 2008 to present, Mr. Hardesty has served as Managing Member of EMI Advisors which provides merchant banking and consulting services to early stage platform companies. Also during this period, Mr. Hardesty founded Desert iNET, LLC, a wireless broadband provider in Arizona. From 2006 to 2008, Mr. Hardesty served as COO at Sparkplug, a wireless broadband services provider. From 2005 to 2006, Mr. Hardesty served as CEO/CFO at Telespectra, a provider of facilities-based communications backhaul services. From 2002 to 2005, Mr. Hardesty served as CFO of Extend America, a telecommunications provider that was sold to Nextel in 2005. Mr. Hardesty spent the first 11 years of his career in private equity and investment banking, working closely with leading institutional capital markets participants, investing more than $1.5 billion across 50 middle-market growth companies. Mr. Hardesty received a Bachelor’s degree in Finance from Wichita State University and an MBA from Duke University Fuqua School of Business.

Mr. Hardesty’s brings to the board his background in finance and telecommunications.  His experience as an executive and a CFO of several companies provides the board with important financial knowledge.

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

The Audit Committee is governed by a board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and our independent auditors on, among other items, matters related to our annual audit, our published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The committee is also charged with monitoring compliance with our policies on ethical business practices and reporting on these items to the board of directors. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our Audit Committee is comprised of Messrs. Hardesty and Lunsford, both independent directors as defined by the rules of the NASDAQ. Mr. Hardesty is the chairman of the committee. The board of directors has determined that Mr. Hardesty is the Audit Committee financial expert, as defined under the Exchange Act. The board of directors made a qualitative assessment of Mr. Hardesty’s level of knowledge and experience based on a number of factors, including his formal education and experience.

Pursuant to its board-approved charter, the Compensation Committee determines all compensation for our Chief Executive Officer and our Chief Financial Officer; reviews and approves corporate goals relevant to the compensation of these officers and evaluates these officers’ performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board of directors or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our Compensation Committee is comprised of Messrs. Lunsford and Carmicle, and Mr. Lunsford is the chairman of the committee. The board considers that the members of the Compensation Committee are generally sufficiently experienced to conduct committee functions without external third party advisors

LNSI does not have a standing nominating committee or committee performing similar functions. Because of our small size, the board of directors believes that it is appropriate for LNSI not to have such a committee. All the directors participate in the consideration of director nominees.

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

Code of Ethics for Senior Financial Advisors

Our board of directors has adopted a Code of Ethics for Senior Financial Advisors applying to our senior financial advisors, including the principal executive officer and principal financial officer (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. The Code is posted to our website at www.lightyear.net. Information contained on the Company’s website is not incorporated in and is not part of this annual report. In addition, the Company intends to disclose on its website (1) the nature of any amendment to a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver from provisions of the Code that is granted to one of these specified individuals, the name of the person to whom the waiver was granted and the date of the waiver.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during 2011, except that W. Bruce Lunsford filed a late Form 4 on January 9, 2012 for warrants to purchase Lightyear common stock that he received on December 31, 2011.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table indicates the cash and non-cash compensation earned during the years ended 2011 and 2010 by the Company’s principal executive officer and former principal executive officer, plus the two most highly compensated executive officers at the end of 2011.

					Equity		All Other
		Salary	Bonus		Awards		Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)

Stephen M. Lochmueller,	2011	$216,462	$1	(9)	$55,500	(10)	$11,538	(5)	$283,501
Chief Executive Officer	2010	$180,000	$50,000	(2)	$277,500	(4)	$6,000	(5)	$513,500

Randy Ammon,(6)	2011	$158,423	$1	(9)	$74,000	(10)	$-		$232,424
President & Chief Operating Officer

Elaine G. Bush,	2011	$138,958	$1	(9)	$27,750	(10)	$-		$166,709
Chief Financial Officer	2010	$129,600	$20,000	(2)	$138,750	(3)	$-		$288,350

J. Sherman Henderson III,(7)	2011	$103,037	$-		$-		$198,541	(8)	$301,578
Former Chief Executive Officer	2010	$287,351	$-		$-		$57,813	(1)	$345,164

(1)	Includes $44,123 for life insurance, as well as an automobile allowance of $13,690.
(2)	Represents bonuses paid in January 2011 for services rendered during the year ended December 31, 2010.
(3)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 75,000 shares of common stock, with an exercise price of $3.90, scheduled vesting over 3 years and a term of ten years.
(4)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 150,000 shares of common stock, with an exercise price of $3.90, scheduled vesting over 3 years and a term of ten years.
(5)	Represents automobile allowance paid.
(6)	Mr. Ammon was named President May 1, 2011.
(7)	Mr. Henderson was terminated April 30, 2011.
(8)	Includes payments of $193,539 for consulting services, as well as an automobile allowance of $5,002.
(9)	Represents bonuses of $1.00 paid in connection with option termination agreements entered into with these executive officers on December 28, 2011.
(10)	On June 7, 2011, the Company’s board of directors approved the repricing of each of the outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share. These amounts represent the incremental fair value of the repriced stock options as compared to the original stock options, both valued as of the modification date.

Narrative Disclosure to Summary Compensation Table

Mr. Lochmueller’s current annual salary is $240,000 as of December 31, 2011. Mr. Lochmueller was appointed as Chief Executive Officer of Lightyear on May 1, 2011 and previously served as our President. Mr. Lochmueller does not have an employment agreement with the Company.

Mr. Ammon’s current annual salary is $180,000 as of December 31, 2011. Mr. Ammon was appointed as President and Chief Operating Officer of Lightyear on May 1, 2011 and previously served as our Chief Operating Officer. Mr. Ammon has a three-year employment agreement which commenced on April 29, 2010. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, Mr. Ammon will continue to: (i) be paid his salary in accordance with our regular payment schedule until the end of twelve months; be entitled to receive any incentive payments earned and accrued but not yet paid; (ii) receive continued medical coverage at the Company’s expense until the end of twelve months; and (iii) receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred.

Ms. Bush’s current annual salary is $145,000 as of December, 31, 2011. Ms. Bush does not have an employment agreement with the Company.

Under the 2003 Employment Agreement between J. Sherman Henderson III and LNSI, Mr. Henderson is to receive an annual salary of $450,000 and certain benefits (including the use of an automobile and life insurance, as well as participation in our executive benefit plans). However, Mr. Henderson agreed to salary reductions in January 2008, July 2009, December 2009 and June 2010, resulting in an annual base salary of $282,000 as of June 1, 2010. Also, Mr. Henderson has waived any back pay which may have resulted from his reduction in salary. Mr. Henderson’s employment agreement was initially due to expire on December 31, 2008 but contains a provision automatically renewing it for successive one-year terms. The current term began on January 1, 2011. While the agreement contemplates that Mr. Henderson would be eligible for bonuses calculated in accordance with the achievement of certain revenue targets, no bonus plan is currently in place for Mr. Henderson. Mr. Henderson will receive continuation of his salary for an eighteen month severance period in the event of his termination for reasons other than death or cause, or, in the event of his disability, a severance amount equal to his salary multiplied by the greater of (i) two or (ii) the number of years remaining in his employment term. Mr. Henderson has waived his right to any severance payments that may have been due to him pursuant to his employment agreement.

Mr. Henderson’s annual salary was $282,000 as of April 30, 2011, his termination date. On April 21, 2011, we entered into a consulting and non-competition agreement with Henderson, who was, at the time of the agreement, our Chief Executive Officer. Under the agreement, Henderson will serve in an advisory capacity and with the honorary title of Founder and Chair Emeritus and will provide us with consulting services commencing on May 1, 2011 and terminating on April 30, 2012. Henderson will receive a stipend of $296,000, paid ratably over the term of the agreement, which contains certain provisions relating to confidentiality, noncompetition and other covenants on confidential materials and related matters.

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

On July 19, 2011, our stockholders approved the repricing of each outstanding stock option issued under the 2010 Plan to an exercise price of $1.25 per share. The repricing was effecting as of June 7, 2011, the date the board approved the repricing.

On December 28, 2011, we entered into option termination agreements with certain members of our management team, including all of our named executive officers, through which we terminated all of the options previously issued to those persons under the 2010 Plan. Each of our named executive officers received a bonus payment totaling $1.00 in consideration of the termination of his or her stock options.

As of December 31, 2011, there were 129,166 options and 0 shares of unvested restricted stock outstanding under the 2010 Plan and 857,847 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year-End

The named executive officer had no outstanding equity awards as of the end of the fiscal year ended December 31, 2011.

On March 1, 2012, the Company granted ten-year options to certain named executive officers to purchase shares of common stock at an exercise price of $0.22 per share. The options vest 50% immediately and 50% on the one year anniversary of the grant. The quantity of shares purchasable pursuant to the options by each named executive officer is as follows:

Stephen M. Lochmueller	Chief Executive Officer	200,000 shares
Randy Ammon	President and Chief Operating Officer	200,000 shares
Elaine Bush	Chief Financial Officer	75,000 shares

401(k) Plan

Lightyear maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. We may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. During 2011, we did not make any matching contributions.

Other Compensation

We provide our executive officers with medical, life, dental and vision insurance coverage consistent with that provided to our other employees except that certain executive officers had received additional life insurance coverage.

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

In addition, non-employee directors who are not members of LY Holdings will be compensated $2,000 per board committee meeting attended, payable following the end of each quarter of service, for each committee meeting held on a day other than a day on which a board meeting is also attended. The Company reimburses all directors for the reasonable expenses they incur to attend meetings of the board of directors, a board committee and the shareholders.

The following table summarizes compensation earned by non-employee directors of Lightyear during the year ended December 31, 2011:

		Fees Earned
		or Paid in	Equity	All Other
Name	Year	Cash	Awards	Compensation		Total
Ronald L. Carmicle	2011	$15,000	$-	$50,000	(2)	$65,000
Jeffrey T. Hardesty	2011	$33,000	$-	$-		$33,000
W. Bruce Lunsford	2011	$28,000	$-	$-		$28,000
Gary R. Donahee (3)	2011	$5,750	$-	$-		$5,750
Chris T. Sullivan (1)	2011	$-	$-	$-		$-
W. Brent Rice (1)	2011	$-	$-	$-		$-

(1)	Messrs. Sullivan and Rice were not compensated for their services on the board of directors for the year ended December 31, 2011.
(2)	Payment for loan guarantee.
(3)	Mr. Donahee resigned as a Director on April 21, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5, “Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following tables set forth information as of March 23, 2011 regarding beneficial ownership of LNSI and of LY Holdings by the following groups: (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The business address of each of the persons listed below is 1901 Eastpoint Parkway, Louisville, KY 40223.

LY Holdings may be deemed to be a "parent" of LNSI as such term is defined in the rules promulgated under the Exchange Act; LY Holdings has disclaimed status as a “parent”. LY Holdings’ sole business currently is to hold shares of LNSI.

	LNSI			LY Holdings
	Common Stock			Membership Units
Name of Beneficial Owner	Beneficially Owned			Beneficially Owned
	Shares		% (1)	Shares	% (2)
5% or Greater Stockholders
LY Holdings, LLC (3)	10,000,000		45.3%	N/A	N/A
Directors and Named Executive Officers
Stephen M. Lochmueller (4)	100,000	*		-	*
Randy Ammon (4)	100,000	*		-	*
Elaine G. Bush (4)	37,500	*		-	*
J. Sherman Henderson III (5)	-	*		6,250,000	50.0%
Chris T. Sullivan (6)	-	*		3,733,750	30.0%
W. Brent Rice (7)	-	*		1,250,000	10.0%
Ronald L. Carmicle	39,247	*		-	*
W. Bruce Lunsford (8)	227,743	*		-	*
Jeffrey T. Hardesty	5,411	*		-	*
All executive officers and directors as a group (10 persons) (9)	541,151		2.4%	11,233,750	89.9%

 *Represents holdings of less than 1% of shares outstanding.

(1)	Based upon 22,086,641 shares of our common stock, and with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 23, 2012.

(2)	Based upon 12,500,000 membership units of LY Holdings outstanding at March 23, 2012.

(3)	LY Holdings, LLC owns 10,000,000 shares of our common stock.

(4)	Consists of shares of our common stock issuable upon the exercise of stock options.

(5)	The membership units of LY Holdings beneficially owned by Mr. Henderson include 6,250,000 units held by LANJK, LLC (a limited liability company in which Judy Henderson, Mr. Henderson’s wife, owns 100% of the equity and which is managed by Mr. Henderson). Mr. Henderson may be deemed to be the beneficial owner of the membership units held by LANJK, LLC.

(6)

The membership units of LY Holdings beneficially owned by Mr. Sullivan include 3,733,750 units held by Sullivan LY, LLC (a limited liability company managed by Mr. Sullivan). Mr. Sullivan may be deemed to be the beneficial owner of the membership units held by Sullivan LY, LLC.

(7)	The membership units of LY Holdings beneficially owned by Mr. Rice include 1,250,000 units held by Rice-LY Ventures, LLC (a limited liability company managed by Mr. Rice). Mr. Rice may be deemed to be the beneficial owner of the membership units held by Rice-LY Ventures.

(8)	Consists of 178,968 shares of our common stock and 48,775 shares of our common stock issuable upon the exercise of warrants owned by Lunsford Capital, LLC. Mr. Lunsford is the voting manager of Lunsford Capital, LLC, and may be deemed to be the beneficial owner of the shares of our common stock held by Lunsford Capital, LLC. Mr. Lunsford disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)	Consists of 223,626 shares of our common stock, 268,750 shares of our common stock issuable upon the exercise of stock options, and 48,775 shares of our common stock issuable upon the exercise of warrants. Included in the above calculations are 31,250 shares of our common stock issuable upon exercise of stock options beneficially owned by one executive officer who is not a named executive officer and is therefore not specifically identified in the above table.

Pledged Securities

LY Holdings has pledged 2 million shares of LNSI common stock as a security interest against its obligations under the Interest Note pursuant to the Intercompany Agreement (see details further on). LY Holdings has also pledged 2,000,000 shares of LNSI common stock as a security interest for Lightyear’s $2,000,000 secured promissory note with First Savings Bank, F.S.B.

Rice-LY Ventures, LLC, a Kentucky limited liability company managed by W. Brent Rice, has pledged 1,250,000 shares, a 10% beneficial interest, of LY Holdings to Sullivan as collateral on the Settlement Note pursuant to the Intercompany Agreement (see details further on).

LANJK, LLC, a Kentucky limited liability company managed by J. Sherman Henderson III and wholly owned by Judy Henderson, Mr. Henderson’s wife, has pledged 3,750,000 shares, a 30% beneficial interest, of LY Holdings to Sullivan as collateral on the Settlement Note pursuant to the Intercompany Agreement (see details further on).

Item 13. Certain Relationships and Related Transactions, and Director Independence

This section describes transactions with Lightyear, its subsidiaries and LY Holdings that have occurred since the beginning of the last fiscal year or that have been proposed to which a director or executive officer of Lightyear, a beneficial owner of more than 5% of any class of the securities of Lightyear, or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

Lightyear has adopted policies and procedures under which the Audit Committee will review and approve, or ratify related party transactions.

For information regarding the basis of control of, and the percentage of voting securities owned by LY Holdings, please refer to Item 12 of this annual report on Form 10-K.

Reverse Merger Transaction

In February 2010, LNSI and LY Holdings entered into a reverse merger transaction (the “RTO”) whereby LY Holdings exchanged 100% of the equity ownership of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of preferred stock of Lightyear. Also as part of the RTO, certain holders of LY Holdings debt securities exchanged those securities for 3,242,533 shares of LNSI common stock. As a result of the RTO, LY Holdings and the former holders of LY Holdings debt securities held approximately 69% and 10.5%, respectively, of our then outstanding common stock on a fully-diluted, as-converted basis, and LNSI held all of the equity of Lightyear LLC and approximately $5.15 million of LY Holdings debt securities (the “First LY Holdings Note”).

The First LY Holdings Note bore interest at an annual rate of 5% and quarterly interest payments were scheduled to begin June 30, 2010. On May 11, 2011, Lightyear agreed to continue to forbear from demanding payment of past due interest under the First LY Holdings Note or commencing any action until June 30, 2011. During 2011, (i) the largest aggregate amount of principal outstanding on the First LY Holdings Note was $5.1 million, and (ii) LY Holdings paid no principal on the First LY Holdings Note.

On November 4, 2011, the First LY Holdings Note was satisfied pursuant to the Intercompany Agreement (see details further on).

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

LANJK is managed by J. Sherman Henderson III and is wholly-owned by Mr. Henderson’s wife. RRC is wholly-owned and managed by the wife and two adult children of W. Brent Rice. CTS is wholly-owned and managed by Mr. Sullivan. Messrs. Sullivan, Henderson, Rice and Carmicle are currently directors of Lightyear. Until October 1, 2010, Mr. Dees was a director of Lightyear. Mr. Henderson had been Lightyear’s Chief Executive Officer. Messrs. Henderson, Sullivan, Rice, Carmicle and Dees are directors of LY Holdings.

On June 22, 2011, certain holders of Letter Agreements agreed to waive their rights to Revenue Payments for the remainder of 2010 and 2011. On February 7, 2012, certain holders of Letter Agreements also agreed to waive their rights to Revenue Payments for 2012. We recognized $12,000 and $139,000 of Revenue Payment expense for the years ended December 31, 2011 and 2010, respectively.

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

The Second LY Holdings Note was secured by a security interest in (i) all of the Lightyear common stock and 7,500,000 shares of the Lightyear preferred stock held by LY Holdings and (ii) the membership interests in LY Holdings held by LANJK and Rice-LY, LLC, a Kentucky limited liability company managed by Mr. Rice.

On April 29, 2010, Lightyear LLC, LY Holdings, Mr. Sullivan and the Letter Agreement Holders entered into a settlement agreement (the “Settlement Agreement”) pursuant to which: (1) Lightyear LLC purchased the Second LY Holdings Note from Mr. Sullivan for an aggregate purchase price of approximately $7.75 million (the “LNS Obligation”); (2) LY Holdings became indebted to Lightyear LLC pursuant to and in the amount of the Second LY Holdings Note; and (3) Lightyear LLC became obligated to reimburse LY Holdings for $260,000 (the “LY Holdings Reimbursement”) in advances made by LY Holdings to Mr. Sullivan after the parties reached an agreement in principle, but before the execution of the Settlement Agreement. Of the entire LNS Obligation, $250,000 was paid contemporaneously with the execution of the Settlement Agreement, and installment payments of $250,000 were scheduled for July 1, 2010 and on the first day of each quarter thereafter, until and including the maturity date. The LNS Obligation bore the same interest terms as the Second LY Holdings Note.

During 2011, (i) the largest aggregate amount of principal outstanding on the LNS Obligation was $7.75 million, and (ii) Lightyear LLC paid $0.5 million in principal on the LNS Obligation.

The maturity date of the LNS Obligation is tied to that of a promissory note made by Mr. Sullivan in favor of Fifth Third Bank (the “Fifth Third Note”). Payments made under the Settlement Agreement are required to be, and have been to date, made to Fifth Third Bank as payment on the Fifth Third Note, as directed by Mr. Sullivan.

To induce Lightyear LLC to purchase Mr. Sullivan’s rights under the Second LY Holdings Note, the Letter Agreement Holders: (a) granted Lightyear LLC an additional security interest in the Letter Agreements to secure LY Holding’s payments to Lightyear pursuant to the Second LY Holdings Note, and (b) granted Lightyear LLC an option pursuant to which Lightyear LLC was able to purchase the Letter Agreements for $8.0 million at any time until May 1, 2012.

In an Event of Default, as defined in the Settlement Agreement, Mr. Sullivan had the right to (a) declare the outstanding balance and accrued interest to be at once due and payable or (b) declare the Settlement Agreement to be void. If Mr. Sullivan voided the Settlement Agreement, (i) the Second LY Holdings Note reverted to Mr. Sullivan, (ii) Lightyear LLC would have no further obligation to make any payments to Mr. Sullivan, whether for amounts withheld or to become due, (iii) the payments received from Lightyear LLC would be credited against the LNS Obligation, and (iv) Mr. Sullivan had the right to pursue remedies of default against LY Holdings and certain Letter Agreement Holders, including the additional security interest.

On August 12, 2010, effective April 29, 2010, LY Holdings, Lightyear LLC, Mr. Sullivan and the Letter Agreement Holders entered into the First Amendment to Settlement Agreement, whereby the parties agreed that: (1) Lightyear LLC’s $250,000 July 1, 2010 principal payment on the LNS Obligation would be waived; (2) Lightyear LLC would make a $250,000 principal payment on October 1, 2010; (3) Lightyear LLC and LY Holdings agreed to amend the Second LY Holdings Note to make it a demand note; and (4) in the event that Mr. Sullivan voids the Settlement Agreement, LY Holdings will execute a note in favor of Lightyear LLC in an amount equal to Lightyear LLC’s prior aggregate payments to Mr. Sullivan. In addition, all parties waived any entitlement to late charges or a default rate of interest resulting from the non-payment of any scheduled principal payments before October 1, 2010. The parties also clarified that (a) Mr. Sullivan was the beneficiary on our key man life insurance policy; (b) Mr. Sullivan was only permitted to use the $5 million of life insurance proceeds toward the satisfaction of any outstanding LNS Obligation; (c) that any excess proceeds would be returned to Lightyear LLC; and (d) upon repayment of the LNS Obligation in full, Lightyear LLC would become the beneficiary on the key man life insurance policy.

On February 7, 2011, LY Holdings, Lightyear LLC, Mr. Sullivan and the Letter Agreement Holders entered into the Second Amendment to Settlement Agreement amending the Settlement Agreement whereby the parties:

1.	Acknowledged the aggregate $1.5 million in payments previously made under the Settlement Agreement to Fifth Third Bank by Lightyear LLC, as directed by Mr. Sullivan;

2.	Acknowledged extension of the maturity date of the Fifth Third Note to January 10, 2013;

3.	Modified and extended the maturity date of the Settlement Agreement to January 10, 2013; and,

4.	Modified and amended the Settlement Agreement’s payment schedule.

Under the revised payment schedule, Lightyear LLC was scheduled to: (1) on February 10, 2011 and on the first day of each calendar quarter thereafter, until and including the maturity date, make payment of all accrued but unpaid interest under the Settlement Agreement, as amended; (2) on January 10, 2012, make a payment of $1 Million to Fifth Third Bank (as directed by Mr. Sullivan) which will constitute a principal payment under the Settlement Agreement; and, (3) on the maturity date, make a final payment of all remaining principal.

On November 4, 2011, the Second LY Holdings Note was satisfied pursuant to the Intercompany Agreement (see details further on) and the LNS Obligation was restructured as a note.

Intercompany Agreement

On November 4, 2011, the Company, LY Holdings and Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”).  Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the Company’s convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which was canceled and retired, in complete satisfaction of LY Holdings' principal indebtedness to LNSI of $12,899,980, which was recorded on the books of LNSI as Notes Receivable – Affiliate. In addition, the Intercompany Agreement terminated Lightyear’s (a) security interest in the Letter Agreements; and (b) option to purchase the Letter Agreements for $8,000,000 at any time before May 1, 2012; both of which originated pursuant to the Settlement Agreement.

The remaining Interest Receivable – Affiliate was restructured, with LY Holdings issuing LNSI a note with a face principal amount of $1,223,203 (the “Interest Note”), which is secured by two million shares of the Company’s common stock owned by LY Holdings. The Interest Note bears interest at the one-year LIBOR rate plus 2% per annum and all principal and interest is due at the November 4, 2016 maturity date. The Interest Note contains customary events of default, including a default upon a change of control of LY Holdings, and may be accelerated upon any event of default. The redemption of the preferred stock was accounted for by treating the excess of the fair value of the consideration (the Notes Receivable from Affiliates) over the carrying value of the preferred stock as a dividend on the preferred stock which was be deducted from earnings available to common stockholders. The $11,835,530 net 2011 preferred stock dividend is the deemed preferred stock dividend at redemption of $12,930,764, less the reversal of the cumulative dividend of $1,095,234 recorded in 2010.  The $12,930,764 deemed preferred stock dividend is primarily equal to the amount of the LY Holdings’ principal indebtedness of $12,899,980 satisfied pursuant to the agreement, plus $30,784 of adjustments, which primarily relate to transaction costs.

Contemporaneously, LNSI amended and restated its obligation payable to Sullivan under the Settlement Agreement by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”).  The Settlement Note bears interest at the three-month LIBOR rate plus 4% per annum, which will be paid quarterly commencing on February 10, 2012.  The principal was scheduled to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty.

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

During 2011, (i) the largest aggregate amount of principal outstanding on the Settlement Note was $7.25 million, and (ii) Lightyear LLC paid $1 million in principal on the Settlement Note (or its predecessor, the LNS Obligation).

On March 20, 2012, Sullivan agreed to forbear from demanding payment until August 30, 2013 of the $6,250,000 principal payment currently scheduled to be paid on January 10, 2013.

U.S. Fiber

J. Sherman Henderson III owns an indirect interest in a Lightyear agency by the name of U.S. Fiber. U.S. Fiber has a standard Lightyear agent agreement and it earned approximately $15,000 and $19,000 in commissions from Lightyear in 2011 and 2010, respectively.

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

On January 21, 2011, Lightyear entered into a $2.0 million secured promissory note (the "2011 FSB Note") with FSB. Through March 28, 2011, we have drawn a total of $2.0 million from FSB under this arrangement. A portion of these proceeds were used to make a $1.0 million payment under the Settlement Agreement.

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

On December 16, 2011, the Company and the bank executed a new note which modified the terms of the $2,000,000 note, as agreed to in principle on November 9, 2011. The modified note required the Company to (1) make an immediate $50,000 principal payment; (2) make monthly principal and interest payments totaling $37,780 per month, commencing on January 25, 2012; and (3) make a final payment consisting of the remaining principal and any accrued but unpaid interest at the amended January 25, 2014 maturity date.  In addition, the bank waived all covenant violations that occurred during the three months ended September 30, 2011 and agrees to amend the debt covenants going forward.  The modified note bears interest at a fixed rate of 6%. The modified note is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. In connection with this modification, the Company ceased paying $5,000 per month to one of its directors.

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

Henderson Life Insurance Policy

Lightyear maintained a $5 million key man life insurance policy on Mr. Henderson, with Lightyear listed as the beneficiary. The proceeds from this policy had been assigned to Mr. Sullivan as collateral for the LNS Obligation. In 2011, subsequent to Mr. Henderson’s termination on April 30, 2011, Lightyear either terminated or transferred to Mr. Henderson, this and other life insurance policies. Lightyear paid approximately $50,000 in premiums on these life insurance policies in 2011.

Director Independence

The board of directors has determined that W. Bruce Lunsford and Jeffrey T. Hardesty are considered independent directors. The board of directors has adopted the NASDAQ rules regarding director independence which define persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.  The board of directors has determined that Ronald L. Carmicle, a member of the Compensation Committee, is not “independent” under the NASDAQ rules for director independence.

Item 14. Principal Accounting Fees and Services.

Marcum LLP (“Marcum”) was our independent registered public accountant (“Principal Accountant”) at the years ended December 31, 2011 and 2010. Marcum was responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.

Fees incurred related to our Principal Accountant for each of the past two years are set forth below. All fees incurred related to our Principal Accountant were pre-approved by the Audit Committee.

	For The Years Ended
	December 31,
	2011	2010
Audit fees	$153,000	$155,916
Audit-related fees	8,630	209,150
Tax fees	-	-
All other fees	-	-
Total fees paid to Principal Accountant	$161,630	$365,066

Audit Fees

The aggregate fees incurred for audit services were $153,000 and $155,916 for the years ended December 31, 2011 and 2010, respectively, which included the cost of the audits of the consolidated financial statements included in our annual Form 10-K’s for each respective year and the reviews of the related quarterly Form 10-Q’s.

Audit-Related Fees

The aggregate fees incurred for audit related services was $8,630 and $209,150 for discussions related to a proxy statement, contemplated acquisitions and work on the reverse merger during the years ended December 31, 2011 and 2010.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

Effective with the formation of our Audit Committee, all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors will be pre-approved, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should nonetheless be approved by the board of directors prior to the completion of the audit. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements.

See Table of Contents to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

See Table of Contents to Consolidated Financial Statements.

(3)	Exhibits.

Exhibit No.	Description
2.1	Master Transaction Agreement by and between LY Holdings, LLC, Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010. (2)
2.2	Securities Exchange Agreement by and between LY Holdings, LLC and Registrant dated as of February 12, 2010. (2)
2.3	Form of Securities Contribution Agreements by and between Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010. (2)
2.4	Asset Purchase Agreement by and among SouthEast Telephone, Inc., Registrant and SE Acquisitions, LLC, dated as of June 30, 2010. (7)
3.1	Amended and Restated Articles of Incorporation of Registrant, dated April 12, 2010. (4)
3.2	Bylaws of Registrant. (1)
4.1	Form of Subscription Agreement. (7)
4.2	Form of Fixed Warrant. (7)
4.3	Form of Milestone Warrant. (7)
4.4	Form of Additional Warrant. (9)
4.5	Form of Selling Agent Warrant. (9)
10.1	Employment Agreement between LY Holdings, LLC (f/k/a LY Acquisition LLC) and J. Sherman Henderson III dated as of July 30, 2003 (as assumed by Registrant). (2)
10.2	Executive Employment Agreement by and between Registrant and Randy Ammon dated as of April 29, 2010. (5)
10.3	Form of Wireless Letter Agreement. (2)
10.4	Form of VoIP Letter Agreement. (2)
10.5	First Modification to Letter Agreements. (2)
10.6	Promissory Note of LY Holdings, LLC to Registrant. (2)
10.7	Promissory Note, dated as of March 17, 2010 by Lightyear Network Solutions, LLC to First Savings Bank, F.S.B.. (3)
10.8	Absolute Continuing Guaranty Agreement, dated March 17, 2010, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B.. (3)
10.9	Absolute Continuing Guaranty Agreement, dated March 17, 2010, by Ronald L. Carmicle in favor of First Savings Bank, F.S.B.. (3)
10.10	Security Agreement, dated March 17, 2010 by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B.. (3)
10.11	Lockbox and Account Control Agreement, dated March 17, 2010 by and among Lightyear Network Solutions, LLC, Fifth Third Bank and First Savings Bank, F.S.B.. (3)
10.12	Modification of Note, executed August 3, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B.. (8)
10.13	Second Modification of Note, executed November 10, 2010, but effective as of March 17, 2010, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B.. (10)
10.14	Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of April 29, 2010. (5)
10.15	Fifth Amended and Restated Commercial Note made by LY Holdings, LLC in favor of Chris T. Sullivan on February 11, 2010. (5)
10.16	First Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle executed August 12, 2010, but effective as of April 29, 2010. (9)

Exhibit No.	Description
10.17	Registrant 2010 Stock and Incentive Compensation Plan, including a form of Employee Stock Option Agreement. (6)
10.18	Form of Restricted Stock Award Agreement pursuant to the 2010 Stock and Incentive Compensation Plan. (10)
10.19	Registration Rights Agreement by and among Registrant and Certain Purchasers. (9)
10.20	Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of November 11, 2010. (10)
10.21	Agreement by and between Bellsouth Telecommunications, Inc., d/b/a AT&T Kentucky and Southeast Telephone, Inc. dated as of July 25, 2008.*** (13)
10.22	Commercial Agreement by and between various AT&T ILECs and Southeast Telephone, Inc.*** (13)
10.23	Private Commercial Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.*** (13)
10.24	Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.*** (13)
10.25	Lease and Option to Purchase Agreement by and between Pike County, KY and Southeast Telephone, Inc. dated as of January 1, 2004.*** (13)
10.26	Promissory Note by the Registrant and SE Acquisitions, LLC in favor of Community Trust Bank, Inc. dated October 1, 2010. (13)
10.27	Security Agreement by and among Registrant, SE Acquisitions, LLC and Community Trust Bank, Inc. dated as of October 1, 2010. (13)
10.28	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of March 29, 2011. (13)
10.29	Promissory Note, dated as of January 21, 2011 by Registrant to First Savings Bank, F.S.B. (11)
10.30	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (11)
10.31	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Ronald L.Carmicle in favor of First Savings Bank, F.S.B. (11)
10.32	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Lightyear Network Solutions, LLC in favor of First Savings Bank, F.S.B. (11)
10.33	Security Agreement, dated January 21, 2011, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B. (11)
10.34	Lockbox and Account Control Agreement, dated as of January 21, 2011, by and among Lightyear Network Solutions, LLC, Fifth Third Bank and First SavingsBank, F.S.B. (11)
10.35	Stock Pledge Agreement, dated January 21, 2011, by LY Holdings, LLC in favor of First Savings Bank, F.S.B. (11)
10.36	Agreement dated January 21, 2011 by and between Registrant and Ronald L Carmicle. (11)
10.37	Subordination and Security Agreement dated as of February 12, 2010 by and between LYH and Registrant. (11)
10.38	Collateral Release Agreement dated January 21, 2011, by and among LYH, Lightyear Network Solutions, LLC, Registrant, Chris T. Sullivan, CTS Equities, Limited Partnership, and Rigdon O. Dees. (11)
10.39	Second Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of February 7, 2011. (12)
10.40	Consulting and Non-Competition Agreement dated as of May 1, 2011 by and between Registrant, LY Holdings, LLC and J. Sherman Henderson III. (14)
10.41	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of May 11, 2011. (15)
10.42	Lightyear Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of August 9, 2011. (16)
10.43	Intercompany Obligations Settlement Agreement, dated as of November 4, 2011, by and among LY Holdings, LLC, Registrant and Chris Sullivan. (17)
10.44	Term Note, dated as of November 4, 2011, by LY Holdings, LLC to Registrant (17)
10.45	Security Agreement, dated November 4, 2011, by and between LY Holdings, LLC and Registrant (17)
10.46	Stock Pledge Agreement, dated November 4, 2011, by LY Holdings, LLC in favor of First Savings Bank, F.S.B. (17)

Exhibit No.	Description
10.47	Stock Pledge Agreement, dated November 4, 2011, by LY Holdings, LLC in favor of Registrant (17)
10.48	Collateral Release Agreement dated November 4, 2011, by and among LY Holdings, LLC, Registrant and First Savings Bank, F.S.B. (17)
10.49	Term Note, dated as of November 4, 2011, by Registrant and Lightyear Network Solutions, LLC to Chris T. Sullivan. (17)
10.50	Security Agreement, dated November 4, 2011, by and between Registrant, Lightyear Network Solutions, LLC and Chris T. Sullivan. (17)
10.51	Guaranty, dated November 4, 2011, by J. Sherman Henderson in favor of Chris T. Sullivan. (17)
10.52	Promissory Note, dated as of December 16, 2011 by Registrant to First Savings Bank, F.S.B. (18)
10.53	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Lightyear Network Solutions, LLC in favor of First Savings Bank, F.S.B. (18)
10.54	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (18)
10.55	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Ronald L. Carmicle in favor of First Savings Bank, F.S.B. (18)
10.56	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Chris T. Sullivan in favor of First Savings Bank, F.S.B. (18)
10.57	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by W. Brent Rice in favor of First Savings Bank, F.S.B. (18)
10.58	Form of Option Termination Agreement. (19)
10.59	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of March 20, 2012. *
21.1	List of Subsidiaries of Registrant *
23.1	Consent of Marcum, LLP *
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32.1	Section 1350 Certification **
32.2	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith
***	Assumed by SE Acquisitions, LLC on October 1, 2010
(1)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-QSB filed with the SEC on March 15, 2001.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 12, 2010.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 17, 2010.
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 12, 2010.
(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 29, 2010.
(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 18, 2010.
(7)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 28, 2010.
(8)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on July 30, 2010.

Exhibit No.	Description
(9)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010.
(10)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010.
(11)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 25, 2011.
(12)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 11, 2011.
(13)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on March 30, 2011.
(14)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(15)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.
(16)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.
(17)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on November 7, 2011.
(18)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 22, 2011.
(19)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 4, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/	Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/	Elaine G. Bush
Elaine G. Bush, CFO

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen M. Lochmueller	Chief Executive Officer	March 30, 2012
Stephen M. Lochmueller	(Principal Executive Officer)

/s/ Elaine G. Bush	Chief Financial Officer	March 30, 2012
Elaine G. Bush	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chris T. Sullivan	Director	March 30, 2012
Chris T. Sullivan

/s/ Brent Rice	Director	March 30, 2012
Brent Rice

/s/ Ronald L. Carmicle	Director	March 30, 2012
Ronald L. Carmicle

/s/ W. Bruce Lunsford	Director	March 30, 2012
W. Bruce Lunsford

/s/ J. Sherman Henderson III	Director	March 30, 2012
J. Sherman Henderson III

/s/ Jeffrey T. Hardesty	Director	March 30, 2012
Jeffrey T. Hardesty

