Form 10-Q
period 2012-03-31
Lightyear Network Solutions, Inc.
filed 2012-05-15
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 9, 2012, there were 22,086,641 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
March 31, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2012 and 2011	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Three Months Ended March 31, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	16

ITEM 4. Controls and Procedures.	16

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	17

ITEM 3. Defaults Upon Senior Securities.	17

ITEM 4. Mine Safety Disclosures.	17

ITEM 5. Other Information.	17

ITEM 6. Exhibits.	17

Signatures.	18

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$242,602	$108,133
Accounts receivable, net	4,823,492	5,237,404
Vendor deposits	1,831,883	1,771,028
Inventories, net	311,886	335,964
Prepaid expenses and other current assets	2,412,283	2,523,039

Total Current Assets	9,622,146	9,975,568
Property and equipment, net	7,144,135	7,161,057
Intangible assets, net	1,814,299	1,928,749

Total Assets	$18,580,580	$19,065,374

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$7,184,942	$7,216,117
Interest payable - related parties	46,472	47,282
Accrued agent commissions	553,505	530,268
Accrued agent commissions - related parties	1,126	1,069
Deferred revenue	448,538	427,715
Other liabilities	1,778,765	1,876,163
Other liabilities - related parties	96,156	81,718
Current portion of notes payable	902,721	895,918
Current portion of capital lease obligations	235,753	239,203

Total Current Liabilities	11,247,978	11,315,453
Notes payable, non-current portion	3,105,502	3,334,992
Capital lease obligation, non-current portion	785,732	758,750
Note payable - related party, non-current portion	6,250,000	6,250,000
Deferred tax liability, non-current portion, net	326,683	326,683

Total Liabilities	21,715,895	21,985,878

Commitments and contingencies	-	-

Stockholders' Deficiency:
Common stock, $0.001 par value; 70,000,000 shares authorized;
22,086,641 shares issued and outstanding at
March 31, 2012 and December 31, 2011	22,087	22,087
Note receivable from affiliate	(1,223,203)	(1,223,203)
Additional paid-in capital	9,896,634	9,490,226
Accumulated deficit	(11,830,833)	(11,209,614)

Total Stockholders' Deficiency	(3,135,315)	(2,920,504)

Total Liabilities and Stockholders' Deficiency	$18,580,580	$19,065,374

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months
	Ended March 31,
	2012	2011

Revenues	$16,974,839	$18,630,391

Cost of revenues	11,065,757	12,042,114

Gross Profit	5,909,082	6,588,277

Operating Expenses
Commission expense	1,504,214	1,554,142
Commission expense - related parties	17,824	38,053
Depreciation and amortization	334,570	420,076
Bad debt expense	227,733	309,737
Selling, general and administrative expenses	4,242,483	4,829,111
Selling, general and administrative expenses - related party	74,000	18,588

Total Operating Expenses	6,400,824	7,169,707

Loss From Operations	(491,742)	(581,430)

Other (Expense) Income
Interest income	3,013	7,992
Interest income - related parties	-	187,733
Interest expense	(63,856)	(82,596)
Interest expense - related parties	(70,027)	(100,428)
Other income	1,393	109,223

Total Other (Expense) Income	(129,477)	121,924

Loss before income taxes	(621,219)	(459,506)
Income tax benefit	-	123,800

Net Loss	(621,219)	(335,706)

Cumulative Preferred Stock Dividends	-	(374,796)

Loss Attributable to Common Stockholders	$(621,219)	$(710,502)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,279,558	20,587,544

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Three Months Ended March 31, 2012

(unaudited)

			Notes
			Receivable	Additional
	Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Affiliate	Capital	Deficit	Total
Balance - December 31, 2011	22,086,641	$22,087	$(1,223,203)	$9,490,226	$(11,209,614)	$(2,920,504)

Stock-based compensation	-	-	-	406,408	-	406,408

Net loss	-	-	-	-	(621,219)	(621,219)

Balance - March 31, 2012	22,086,641	$22,087	$(1,223,203)	$9,896,634	$(11,830,833)	$(3,135,315)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(621,219)	$(335,706)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	334,570	420,076
Provision for bad debt expense	227,733	309,737
Stock-based compensation	406,408	132,861
Interest income from affiliate	-	(187,733)
Deferred taxes	-	(123,800)
Gain on sale of fixed assets	-	(109,315)
Changes in operating assets and liabilities:
Accounts receivable	186,179	(262,497)
Other assets	-	(6,644)
Vendor deposits	(60,855)	(198,835)
Inventories	24,078	(122,061)
Prepaid expenses and other current assets	110,756	57,551
Accounts payable	(31,175)	(566,014)
Interest payable - related parties	(810)	(50,612)
Accrued agent commissions	23,237	33,061
Accrued agent commissions - related parties	57	(9,782)
Deferred revenue	20,823	47,426
Other liabilities	(97,398)	474,584
Other liabilities - related parties	14,438	35,838

Total Adjustments	1,158,041	(126,159)

Net Cash Provided by (Used in) Operating Activities	536,822	(461,865)

Cash Flows From Investing Activities
Purchases of property and equipment	(112,268)	(425,331)
Proceeds from sale of fixed assets	-	191,261

Net Cash Used in Investing Activities	(112,268)	(234,070)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	-	(1,000,000)
Repayments of capital lease obligations	(67,398)	(92,305)
Repayments of notes payable	(222,687)	(129,868)
Repayments of short term borrowings	-	(320,428)
Proceeds from notes payable	-	2,000,000

Net Cash (Used In) Provided by Financing Activities	(290,085)	457,399

Net Increase (Decrease) In Cash	134,469	(238,536)

Cash - Beginning	108,133	1,009,209

Cash - Ending	$242,602	$770,673

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$130,437	$229,483
Non-cash investing and financing activites:
Purchase of property and equipment via
capital lease	$90,930	$-

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A – Organization, Operations and Basis of Presentation

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company organized on June 22, 2010, (“Lightyear-KY”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents and representatives. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states. Lightyear delivers service to approximately 70,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”) and state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and subsidiaries (“Lightyear,” or the “Company”) as of March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2011 which were filed with the Securities and Exchange Commission on March 30, 2012. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Note B – Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheets, statements of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company and its wholly-owned subsidiaries are managed as a single business and a single segment.  Activity with its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the reserves related to receivables, the recoverability and useful lives of long lived assets, anticipated carrier credits, the valuation allowance related to deferred tax assets and the valuation of equity instruments.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Summary of Significant Accounting Policies – Continued

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1,408,116 and $1,215,735 as of March 31, 2012 and December 31, 2011, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and accounts payable each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable, capital lease obligations and obligations payable. The carrying value, of these instruments, approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Summary of Significant Accounting Policies – Continued

Loss Per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the if-converted method).

The following table reconciles the numerator and denominator for the calculation:

	For The Three Months
	Ended March 31,
	2012	2011
Basic and diluted loss per share:
Numerator:
Net loss	$(621,219)	$(335,706)
Cumulative preferred stock dividends	-	(374,796)
Numerator for basic and diluted loss per share:
Net loss attributable to common stockholders	$(621,219)	$(710,502)

Denominator:
Weighted average common stock shares outstanding	22,086,641	20,514,281
Weighted average warrants outstanding with
an exercise price of $0.01 or less	192,917	73,263
Weighted average basic and diluted shares outstanding	22,279,558	20,587,544

Loss per basic and diluted share:
Net loss	$(0.03)	$(0.01)
Cumulative preferred stock dividends	-	(0.02)
Net loss attributable to common stockholders	$(0.03)	$(0.03)

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	As Of
	March 31,
	2012	2011
Employee stock options	891,500	908,000
Warrants	1,053,014	1,447,838
Convertible preferred stock	-	9,500,000

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Summary of Significant Accounting Policies – Continued

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through February 12, 2010, the date of the reverse merger transaction, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of March 31, 2012, Lightyear had a cash balance of $0.2 million, a working capital deficit of $1.6 million and was in violation of two of its debt covenants. On May 8, 2012, a counterparty waived two first quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls (see Note H).

The Company’s operating activities for the three months ended March 31, 2012 provided $0.5 million of cash. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financings, however there can be no assurance that the Company will be successful in securing such capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the long term related party note payable.

Note C – Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Excise, state, local and property taxes payable	$914,317	$843,671
Other accrued expenses	153,209	165,485
Payroll, payroll taxes and bonuses	214,250	373,398
Deferred rent	245,081	260,086
Regulatory fees	152,262	132,133
Customer security deposits	99,646	101,390

	$1,778,765	$1,876,163

Note D – Related Party Transactions

Lightyear has significant transactions with its largest shareholder, LY Holdings, LLC (“LY Holdings”), members of LY Holdings and conducts business with certain companies or individuals which are related parties either by having common ownership or because they are controlled by members of LY Holdings, the directors and/or officers of the Company or by relatives of members of LY Holdings, directors and/or officers of the Company. Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

A director of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $3,000 and $4,000 in commissions from Lightyear during the three months ended March 31, 2012 and 2011, respectively.

Since 2008, a former employee (and son of a director) of the Company, has maintained a representative position in a direct selling entity which earned approximately $0 and $13,000 in commissions from Lightyear during the three months ended March 31, 2012 and 2011, respectively. This representative position was terminated voluntarily on October 7, 2011.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company and/or members of LY Holdings. On June 22, 2011, all but one holder of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. On February 7, 2012, the same holders of the override rights waived their right to such payments for the year 2012. During the three months ended March 31, 2012 and 2011, Lightyear recorded approximately $14,000 and $38,000 of VoIP and wireless revenue override expense, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note D – Related Party Transactions – Continued

Pursuant to a former officer’s employment agreement, Lightyear provided life insurance coverage. Aggregate insurance premium expense for these policies was approximately $19,000 for the three months ended March 31, 2011.

The Company obtained consulting services from a former officer, pursuant to a consulting agreement. Aggregate consulting expense was approximately $74,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Note E – Supplier Concentration

Of the telecommunications services used in its operations, the Company acquired approximately 31%, 21% and 12% during the three months ended March 31, 2012 from three suppliers. Lightyear acquired approximately 27%, 25% and 11% during the three months ended March 31, 2011 from the same three suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately affect operating results.

Note F – Stockholders’ Deficiency

Warrants

Additional Warrants

In connection with a prior equity financing, the Company is required to periodically issue exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 36,017 Additional Warrants (32,743 were issued to investors and 3,274 were issued to selling agents) during the three months ended March 31, 2012. As of March 31, 2012, there were 247,830 Additional Warrants outstanding, of which 225,300 were issued to investors and 22,530 were issued to selling agents. See Note G – Commitments and Contingencies – Warrant Dispute.

Summary

As of March 31, 2012, in the aggregate there were 1,278,314 warrants outstanding and exercisable which had a weighted average exercise price of $3.30, a weighted average remaining contractual life of 3.6 years and an aggregate intrinsic value of approximately $43,000.

Stock Option Grants

On December 28, 2011, the Company entered into Option Termination Agreements with certain members of its management team (the “Optionees”), including each of the Company’s executive officers, through which the Company agreed to terminate all of the outstanding stock options that were previously issued to the Optionees pursuant to the Company’s 2010 Stock and Incentive Compensation Plan. The Optionees each received a total of $1.00 in consideration for the termination of their options, which accounted for 687,500 of the Company’s options outstanding. Such options were deemed to have negligible value as of the termination date. On March 1, 2012, the Company granted ten-year incentive stock options to the Optionees to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share. Of the total, 50% of the options vest immediately and 50% vest on the one-year anniversary of the grants. Since cancellation and issuance of new options is deemed to represent a modification of the original options, the approximate incremental $63,000 value of the new options has been added to the approximate $663,000 of unrecognized compensation cost associated with the original options and the combined amount of $726,000 is being amortized proportionate to the vesting period.

On March 20, 2012, the Company granted ten-year incentive stock options to new and existing employees to purchase an aggregate of 74,000 shares of common stock at an exercise price of $0.21 per share. The options vest as follows: (i) options to purchase an aggregate of 71,000 shares of common stock granted to existing employees vest 50% immediately and 50% vest on the one-year anniversary of the grants; and (ii) an option to purchase 3,000 shares of common stock granted to a new employee vests ratably on an annual basis over a three-year term. The aggregate grant date value of approximately $6,200 is being amortized proportionate to the respective vesting periods.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note F – Stockholders’ Deficiency – Continued

Stock Option Grants - Continued

The Company has computed the fair value of options granted using the Black-Scholes option pricing model.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Given that LNSI's shares have only been publicly traded in their current form since February 12, 2010, until such time as LNSI has sufficient trading history to compute the historical volatility of its common stock, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time equivalent to the expected life of these options, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Three Months Ended
	March 31,
	2012	2011
Risk free interest rate	0.95%	n/a
Expected term (years)	5.25	n/a
Expected volatility	42.90%	n/a
Expected dividends	0.00%	n/a

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was $0.09 per share. There were no stock options granted during the three months ended March 31, 2011.

The Company recognized approximately $406,000 and $114,000 of stock-based compensation expense during the three months ended March 31, 2012 and 2011, respectively, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2012, there was approximately $418,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.1 years. During the three months ended March 31, 2012, options to purchase 11,666 shares of common stock at a weighted average exercise price of $1.25 per share were forfeited. As of March 31, 2012, there were 891,500 outstanding stock options with a weighted average exercise price of $0.32 per share, a weighted average remaining contractual life of 9.7 years and no intrinsic value. As of March 31, 2012, there were 433,403 exercisable stock options with a weighted average exercise price of $0.29 per share, a weighted average remaining contractual life of 9.8 years and no intrinsic value.

Restricted Stock Grants

The Company recognized approximately $0 and $19,000 of stock-based compensation expense during the three months ended March 31, 2012 and 2011, respectively, related to non-employee director restricted stock grants, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2012, there were no unvested restricted stock grants and, accordingly, there was no unrecognized non-employee stock-based compensation expense related to restricted stock grants. There were no restricted stock grants during the three months ended March 31, 2012.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Commitments and Contingencies

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

As of March 31, 2012, claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Billing Disputes

As of March 31, 2012, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Warrant Dispute

The Company’s former selling agent, on behalf of certain investors in the Company’s private placement (see Note P, Stockholders’ Deficiency – Issuance of Common Stock and Warrants), has disputed the Company’s methodology for computing the quantity of Additional Warrants that are issuable at each quarter end.  On March 31, 2012, the Company issued 16,136 Additional Warrants, of which 14,669 were issued to investors and 1,467 were issued to the selling agent, in partial settlement of this dispute with some of the investors. While there can be no assurance, management believes that the ultimate outcome of this dispute with the remaining investors will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Note H – Subsequent Events

Note Payable

The Company has a secured promissory note arrangement with a bank with a principal balance of approximately $1.9 million at March 31, 2012. On May 8, 2012, the bank waived two first quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. The Company is in discussions with the bank with regards to resetting the debt covenants on a go forward basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 1A of Part I of Lightyear’s Form 10-K filed March 30, 2012.

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

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 44 states. We sell our products and services primarily through a distribution network of more than 150 authorized independent agents and more than 7,000 independent representatives.

Lightyear provides service to approximately 70,000 customer locations as of March 31, 2012, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, resulting in higher margins, as well as a nationwide distribution network through which additional new concentrations may be built.

We intend to increase our revenue and earnings via a combination of organic and acquisition growth. We intend to grow organically by expanding our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and enhancements to our wireless, VoIP and data products lines which complement our history of selling landline services.

We intend to combine with small to mid-sized competitors and thereby aggregate revenue, and increase earnings through the elimination of duplicate costs. Each series of combinations will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

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

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (CLEC) because its entire service area falls within rural markets. This allows us to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the Order) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. We are estimating that the Order could have the impact of reducing our revenues by less than 1% during 2012 and 2013, 1.5% in 2014 and 2.8% in 2015.

Results of Operations

Revenues

Our revenues are primarily derived from the sales and provision of the following services:

•	Voice Services
•	Local Services
•	VoIP Services
•	Data Services
•	Wireless Services
•	Representative Fees
•	Regulatory Revenue
•	Other Services

Cost of Revenues

Cost of revenues consist primarily of carrier access fees, network costs and usage fees associated with providing our wholesale telecommunications services.

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•	selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other (Expense) Income

•	Interest income – related parties represents interest earned on the notes receivable from LY Holdings that were extinguished in November 2011.
•	Interest expense – related parties represents interest payable on a note or interest payable on a non-current note payable to a Company director.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Revenues

Revenues were approximately $17.0 million and $18.6 million, respectively, for the quarters ended March 31, 2012 and 2011, a decrease of $1.6 million or 9%. The decrease of $1.6 million resulted primarily from continued market pressures, including heightened competition, as well as the shift away from lower margin revenue to sales programs designed to capture higher margin, lower turnover revenue, such as dedicated local services. The following table presents our operating revenues by product category for the quarters ended March 31, 2012 and 2011.

	(in millions)
	For The Three Months
	Ended March 31,
	2012	2011
Voice service	$4.1	$4.9
Local service	6.9	7.7
VoIP	0.8	1.0
Data services	1.8	1.9
Wireless services	1.3	0.9
Representative fees	0.5	0.6
Regulatory revenue	0.8	0.9
Other services	0.8	0.7
TOTAL	$17.0	$18.6

Cost of Revenues

Cost of revenues for the quarters ended March 31, 2012 and 2011 amounted to approximately $11.1 million (65% of revenue) and $12.0 million (65% of revenue), respectively, a decrease of $1.0 million or 8%. The decrease in cost of sales was primarily related directly to the lower revenues.

Gross Profit

Gross profits were approximately $5.9 million (35% of revenue) and $6.6 million (35%), respectively for the quarters ended March 31, 2012 and 2011, a decrease of $0.7 million or 10%, or a 0% change in the gross margin percentage. This decrease is directly related to lower revenues discussed above.

Operating Expenses

Operating expenses decreased $0.8 million or 11% to $6.4 million from $7.2 million for the quarters ended March 31, 2012 and 2011, respectively. The decrease was attributable to the 20% decrease in depreciation expense due to the sale of fixed assets in 2011 and reductions in headcount and related costs.

Other (Expense) Income

Interest income declined 98% from $0.2 million due to the extinguishment of the notes receivable due from related parties. Interest expense decreased $0.05 million or 27% to $0.1 million from $0.2 million, due principally to lower rates on indebtedness and lower principal balances on existing facilities.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses. Through February 12, 2010, the date of the reverse merger transaction, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash. As of March 31, 2012, Lightyear had a cash balance of $0.2 million, a working capital deficit of $1.6 million and was in violation of two of its debt covenants.

We have instituted cost reductions, raised our customer credit requirements, and improved our efforts to increase revenues through targeted promotions over the past 18 months, all toward the goal of achieving positive cash flow from operations. During the three months ended March 31, 2012, we generated $0.5 million of cash flow from operating activities.

Currently, the most significant item impacting Lightyear’s liquidity is a note and interest payable to a Company director of $6.3 million. On March 20, 2012, the Company director agreed to forbear from demanding payment of the principal balance until August 30, 2013.

In addition, we have a secured promissory note arrangement with a bank with a principal balance of approximately $1.9 million at March 31, 2012. We are currently making principal and interest payments totaling $37,780 per month and all remaining principal and interest is due on the January 25, 2014 maturity date. On May 8, 2012, the bank waived two first quarter debt covenant violations that resulted from earnings forecast shortfalls. We are in discussions with the bank with regards to resetting the debt covenants on a go forward basis, but there can be no assurance that the bank will agree to reset the debt covenants.

Quarter Ended March 31, 2012 and 2011

Operating Activities

Net cash provided by operating activities was $0.5 million for the quarter ended March 31, 2012 compared to $0.5 million net cash used for the quarter ended March 31, 2011. The amount provided during the quarter ended March 31, 2012 was primarily due to cash used to fund a net loss of $0.6 million, positively adjusted for non-cash expenses in the aggregate amount of $0.9 million, and $0.2 million of cash generated from changes in operating assets and liabilities, primarily due to improved collections of accounts receivable. The amount used during the quarter ended March 31, 2011 was primarily due to cash used to fund a net loss of $0.3 million, positively adjusted for non-cash expenses in the aggregate amount of $0.4 million, and $0.6 million of cash used from changes in operating assets and liabilities, primarily due to a build-up of accounts receivable and additional requirements for vendor deposits.

Investing Activities

Net cash used in investing activities was $0.1 million for the quarter ended March 31, 2012 compared to $0.2 million for the quarter ended March 31, 2011. The usage of cash during the quarter ended March 31, 2012 was attributable to $0.1 million for purchases of property and equipment. The usage of cash during the quarter ended March 31, 2011 was attributable to $0.4 million for purchases of property and equipment, partially offset by the sale of fixed assets totaling $0.2 million.

Financing Activities

Net cash used in financing activities was $0.3 million for the quarter ended March 31, 2012 compared to $0.5 million net cash provided by financing activities for the quarter ended March 31, 2011. The cash used in financing for the quarter ended March 31, 2012 related to principal payments made on the Company’s note payable and capital lease obligations. The cash provided by financing for the quarter ended March 31, 2011 included $2.0 million of net proceeds from a new credit facility, offset by $1.5 million of repayments of short term borrowings, notes and other obligations.

Potential Future Requirements and Sources of Liquidity

We expect our 2012 operating activities to be self-sufficient from a cash perspective, but there can be no assurance that this objective will be met. Our future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service; (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. We are currently investigating the capital markets for sources of funding, which could take the form of additional debt or equity financings. There can be no assurance that the Company will be successful in securing additional capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of our scheduled payment obligations, including the non-current note payable to a Company director.

Off Balance Sheet Arrangements

As of March 31, 2012, we have provided irrevocable standby letters of credit, aggregating approximately $125,000 to five states and one vendor, which automatically renew for terms not longer than one year, unless notified otherwise. As of March 31, 2012 and December 31, 2011, these letters of credit had not been drawn upon.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2011 financial statements filed on Form 10-K dated March 30, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012.  The plaintiff alleges violations of federal and state securities laws with respect to his purchase of our securities.  Mr. Halpern alleges that we falsely represented that the shares he was purchasing were “free-trading.”  We denied the allegations. Mr. Halpern claimed damages of $750,000. We notified our insurance carriers concerning this matter and continue to contest the allegations vigorously. We have not recorded a provision for any loss that could be incurred as a result of the matter as we believe the allegations are without merit.

As of March 31, 2012, claims have been asserted against us which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any of our indebtedness.

(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Description
10.1	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of March 20, 2012. (1)
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/ Stephen M. Lochmueller
Stephen M. Lochmueller, CEO

By:	/s/ Elaine G. Bush
Elaine G. Bush, CFO

Date: May 15, 2012

-18-