Form 10-Q
period 2012-06-30
Lightyear Network Solutions, Inc.
filed 2012-08-14
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-32451

LIGHTYEAR NETWORK SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1829866
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1901 Eastpoint Parkway
Louisville, Kentucky	40223
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 9, 2012, there were 22,086,641 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
June 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2012 and 2011	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Six Months Ended June 30, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	17

ITEM 4. Controls and Procedures.	17

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	19

ITEM 1A. Risk Factors.	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19

ITEM 3. Defaults Upon Senior Securities.	19

ITEM 4. Mine Safety Disclosures.	19

ITEM 5. Other Information.	19

ITEM 6. Exhibits.	19

Signatures.	20

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$38,300	$108,133
Accounts receivable, net	4,864,805	5,237,404
Vendor deposits	1,905,175	1,771,028
Inventories, net	397,453	335,964
Prepaid expenses and other current assets	2,228,266	2,523,039
Total Current Assets	9,433,999	9,975,568

Property and equipment, net	7,032,009	7,161,057
Intangible assets, net	1,710,416	1,928,749
Total Assets	$18,176,424	$19,065,374

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$6,961,558	$7,216,117
Interest payable - related parties	46,647	47,282
Accrued agent commissions	544,674	530,268
Accrued agent commissions - related parties	1,070	1,069
Deferred revenue	548,775	427,715
Other liabilities	1,800,973	1,876,163
Other liabilities - related parties	111,605	81,718
Current portion of notes payable	909,393	895,918
Current portion of capital lease obligations	205,431	239,203
Total Current Liabilities	11,130,126	11,315,453
Notes payable, non-current portion	2,873,612	3,334,992
Capital lease obligation, non-current portion	776,622	758,750
Note payable - related party	6,250,000	6,250,000
Deferred tax liability, non-current portion, net	326,683	326,683
Total Liabilities	21,357,043	21,985,878
Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value; 70,000,000 shares authorized;
22,086,641 shares issued and outstanding at
June 30, 2012 and December 31, 2011	22,087	22,087
Note receivable from affiliate	(1,223,203)	(1,223,203)
Additional paid-in capital	9,999,180	9,490,226
Accumulated deficit	(11,978,683)	(11,209,614)
Total Stockholders' Deficiency	(3,180,619)	(2,920,504)
Total Liabilities and Stockholders' Deficiency	$18,176,424	$19,065,374

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues	$16,819,505	$17,846,656	$33,794,344	$36,477,047

Cost of revenues	11,185,350	11,603,934	22,251,107	23,646,048
Gross Profit	5,634,155	6,242,722	11,543,237	12,830,999

Operating Expenses
Commission expense	1,386,508	1,482,261	2,890,722	3,036,403
Commission expense - related parties	18,653	(54,621)	36,477	(16,568)
Depreciation and amortization	332,342	425,712	666,912	845,788
Bad debt expense	232,145	193,771	459,878	503,508
Selling, general and administrative expenses	3,658,825	4,395,057	7,901,308	9,242,756
Selling, general and administrative expenses - related party	22,769	50,072	96,769	50,072
Total Operating Expenses	5,651,242	6,492,252	12,052,066	13,661,959
Loss From Operations	(17,087)	(249,530)	(508,829)	(830,960)

Other (Expense) Income
Interest income	62	8,040	3,075	16,032
Interest income - related parties	-	190,570	-	378,303
Interest expense	(60,976)	(75,102)	(124,832)	(157,698)
Interest expense - related parties	(69,883)	(97,389)	(139,910)	(197,817)
Other income	34	1,845	1,427	111,068
Total Other (Expense) Income	(130,763)	27,964	(260,240)	149,888
Loss before income taxes	(147,850)	(221,566)	(769,069)	(681,072)
Income tax benefit	-	-	-	123,800
Net Loss	(147,850)	(221,566)	(769,069)	(557,272)

Cumulative Preferred Stock Dividends	-	(378,959)	-	(753,755)
Loss Attributable to Common Stockholders	$(147,850)	$(600,525)	$(769,069)	$(1,311,027)
Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,312,328	22,076,127	22,295,763	21,335,947

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Six Months Ended June 30, 2012

(unaudited)

			Notes
			Receivable	Additional
	Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Affiliate	Capital	Deficit	Total
Balance - December 31, 2011	22,086,641	$22,087	$(1,223,203)	$9,490,226	$(11,209,614)	$(2,920,504)
Stock-based compensation	-	-	-	508,954	-	508,954
Net loss	-	-	-	-	(769,069)	(769,069)
Balance - June 30, 2012	22,086,641	$22,087	$(1,223,203)	$9,999,180	$(11,978,683)	$(3,180,619)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months
	Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(769,069)	$(557,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	666,912	845,788
Provision for bad debt expense	459,878	503,508
Stock-based compensation	508,954	325,184
Interest income from affiliate	-	(378,303)
Deferred taxes	-	(123,800)
Gain on sale of fixed assets	-	(109,315)
Changes in operating assets and liabilities:
Accounts receivable	(87,279)	(1,230,508)
Other assets	-	(5,254)
Vendor deposits	(134,147)	(210,435)
Inventories	(61,489)	46,816
Prepaid expenses and other current assets	294,773	158,003
Accounts payable	(254,559)	(47,048)
Interest payable - related parties	(635)	(48,536)
Accrued agent commissions	14,406	(52,080)
Accrued agent commissions - related parties	1	(13,404)
Deferred revenue	121,060	47,377
Other liabilities	(75,190)	236,704
Other liabilities - related parties	29,887	(18,783)
Total Adjustments	1,482,572	(74,086)
Net Cash Provided by (Used in) Operating Activities	713,503	(631,358)

Cash Flows From Investing Activities
Purchases of property and equipment	(193,301)	(826,856)
Proceeds from sale of fixed assets	-	191,261
Net Cash Used in Investing Activities	(193,301)	(635,595)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	-	(1,000,000)
Repayments of capital lease obligations	(142,130)	(163,564)
Repayments of notes payable	(447,905)	(290,739)
Repayments of short term borrowings	-	(320,428)
Proceeds from notes payable	-	2,000,000
Proceeds from cash surrender value of life insurance	-	316,736
Net Cash (Used In) Provided by Financing Activities	(590,035)	542,005
Net Decrease In Cash	(69,833)	(724,948)

Cash - Beginning	108,133	1,009,209
Cash - Ending	$38,300	$284,261
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$259,074	$408,506
Non-cash investing and financing activites:
Purchase of property and equipment via capital lease	$126,230	$143,370

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A – Organization, Operations and Basis of Presentation

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company organized on June 22, 2010, (“Lightyear-KY”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents and representatives. Lightyear is a licensed local carrier in 44 states and provides long distance service in 49 states and Puerto Rico. Lightyear delivers service to approximately 70,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”) and state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear,” or the “Company”) as of June 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2011 which were filed with the Securities and Exchange Commission on March 30, 2012. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Liquidity Plan

Since the Company began operations in 2004, it has historically incurred significant operating losses. Through February 12, 2010, the date of the Company’s reverse merger transaction, Lightyear LLC had an accumulated member’s deficit of approximately $26.6 million. As of June 30, 2012, Lightyear had a cash balance of $38,300, a working capital deficit of $1.7 million and was in violation of two of its debt covenants. On August 6, 2012, a counterparty waived two second quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls (see Note D).

For the six months ended June 30, 2012, the Company’s operating activities provided $0.7 million of cash, while $0.2 million and $0.6 million were used to purchase property and equipment and to service debt, respectively. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service (including a $6.3 principal payment due to a related party on August 30, 2013); (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financings, however there can be no assurance that the Company will be successful in securing such capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the long term related party note payable.

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

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1,606,948 and $1,215,735 as of June 30, 2012 and December 31, 2011, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180-days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

The following table reconciles the numerator and denominator for the calculation:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic and diluted loss per share:
Numerator:
Net loss	$(147,850)	$(221,566)	$(769,069)	$(557,272)
Cumulative preferred stock dividends	-	(378,959)	-	(753,755)
Numerator for basic and diluted loss per share:
Net loss attributable to common stockholders	$(147,850)	$(600,525)	$(769,069)	$(1,311,027)

Denominator:
Weighted average common stock shares outstanding	22,086,641	21,962,581	22,086,641	21,242,432
Weighted average warrants outstanding with an exercise price of $0.01 or less	225,687	113,546	209,122	93,515
Weighted average basic and diluted shares outstanding	22,312,328	22,076,127	22,295,763	21,335,947

Loss per basic and diluted share:
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Cumulative preferred stock dividends	-	(0.02)	-	(0.03)
Net loss attributable to common stockholders	$(0.01)	$(0.03)	$(0.03)	$(0.06)

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	As of
	June 30,
	2012	2011
Employee stock options	847,999	722,000
Warrants	1,056,270	1,045,720
Convertible preferred stock	-	9,500,000
Unvested restricted stock	-	12,987
Total potentially dilutive shares	1,904,269	11,280,707

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Summary of Significant Accounting Policies – Continued

Recently Issued and Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company expects to adopt ASU 2012-02 during 2012, which is expected to alter the Company’s annual procedures, but is not expected to have a material impact on the Company’s consolidated financial statements.

Note C – Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Excise, state, local and property taxes payable	$869,903	$843,671
Other accrued expenses	228,595	165,485
Payroll, payroll taxes and bonuses	327,811	373,398
Deferred rent	230,076	260,086
Regulatory fees	46,171	132,133
Customer security deposits	98,417	101,390

	$1,800,973	$1,876,163

Note D – Notes Payable

The Company has a secured promissory note arrangement with a bank with a principal balance of approximately $1.8 million at June 30, 2012. On May 8, 2012, the bank waived two first quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. As of June 30, 2012, Lightyear was in violation of two of its debt covenants that resulted from earnings forecast shortfalls.

On August 6, 2012, the bank waived two second quarter 2012 debt covenant violations. The Company is in discussions with the bank with regards to resetting the debt covenants on a go forward basis.

Note E – Related Party Transactions

Lightyear has significant transactions with its largest shareholder, LY Holdings, LLC (“LY Holdings”) and members of LY Holdings. Lightyear also conducts business with certain companies or individuals which are related parties either by having common ownership or because they are controlled by members of LY Holdings, the directors and/or officers of the Company or by relatives of members of LY Holdings, directors of the Company and/or officers of the Company. Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note E – Related Party Transactions – Continued

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company and/or members of LY Holdings. On June 22, 2011, all but one holder of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. On February 7, 2012, the same holders of the override rights waived their right to such payments for the year 2012. During the three and six months ended June 30, 2012, Lightyear recorded approximately $15,000 and $30,000 of VoIP and wireless revenue override expense, respectively. During the three and six months ended June 30, 2011, Lightyear recorded approximately $55,000 and $17,000 of VoIP and wireless revenue override net credits, respectively.

The Company obtained consulting services from a former officer and director, pursuant to a one year consulting agreement which terminated on April 30, 2012. Aggregate consulting expense was approximately $23,000 and $97,000 for the three and six months ended June 30, 2012, respectively, and was approximately $50,000 for the three and six months ended June 30, 2011.

Note F – Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 30%, 23%, and 13% during the three months ended June 30, 2012 from three suppliers and 30%, 22% and 13% during the six months ended June 30, 2012 from the same three suppliers. The Company acquired approximately 30% and 24% during the three months ended June 30, 2011 from two suppliers and 28%, 24% and 10% during the six months ended June 30, 2011 from three suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Note G – Stockholders’ Deficiency

Warrants

Additional Warrants

In connection with a prior equity financing, the Company is required to periodically issue exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 71,829 Additional Warrants (65,299 were issued to investors and 6,530 were issued to selling agents) during the six months ended June 30, 2012. As of June 30, 2012, there were 283,641 Additional Warrants outstanding, of which 257,856 were issued to investors and 25,785 were issued to selling agents. See Note H – Commitments and Contingencies – Warrant Dispute.

Summary

As of June 30, 2012, in the aggregate there were 1,314,126 warrants outstanding and exercisable which had a weighted average exercise price of $3.22, a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value of approximately $28,000.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Stockholders’ Deficiency - Continued

Stock Option Grants

On December 28, 2011, the Company entered into Option Termination Agreements with certain members of its management team (the “Optionees”), including each of the Company’s executive officers, through which the Company agreed to terminate all of the outstanding stock options that were previously issued to the Optionees pursuant to the Company’s 2010 Stock and Incentive Compensation Plan. The Optionees each received a total of $1.00 in consideration for the termination of their options, which accounted for 687,500 of the Company’s options outstanding. Such options were deemed to have negligible value as of the termination date. On March 1, 2012, the Company granted ten-year incentive stock options to the Optionees to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share. Of the total, 50% of the options vest immediately and 50% vest on the one-year anniversary of the grants. Since cancellation and issuance of new options is deemed to represent a modification of the original options, the approximate incremental $63,000 value of the new options was added to the approximate $663,000 of unrecognized compensation cost associated with the original options and the combined amount of $726,000 is being amortized proportionate to the vesting period.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

Six Months Ended
June 30, 2012
Risk free interest rate	0.95%
Expected term (years)	5.25
Expected volatility	42.90%
Expected dividends	0.00%

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was $0.09 per share. There were no options granted during the three months ended June 30, 2012 and the three and six months ended June 30, 2011.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Stockholders’ Deficiency - Continued

Stock Option Grants – Continued

The Company recognized approximately $103,000 and $509,000 of stock-based compensation expense during the three and six months ended June 30, 2012, respectively, and approximately $184,000 and $298,000 of stock-based compensation expense during the three and six months ended June 30, 2011, respectively, related to employee stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2012, there was approximately $275,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.8 years. During the six months ended June 30, 2012, options to purchase 806,500 shares of common stock at a weighted average exercise price of $0.22 per share were granted. During the six months ended June 30, 2012, options to purchase 55,167 shares of common stock at a weighted average exercise price of $0.75 per share were forfeited. As of June 30, 2012, there were 847,999 outstanding stock options with a weighted average exercise price of $0.30 per share, a weighted average remaining contractual life of 9.6 years and no intrinsic value. As of June 30, 2012, there were 448,065 exercisable stock options with a weighted average exercise price of $0.33 per share, a weighted average remaining contractual life of 9.5 years and no intrinsic value.

Restricted Stock Grants

The Company recognized approximately $9,000 and $28,000 of stock-based compensation during the three and six months ended June 30, 2011, respectively, related to director restricted stock grants issued on October 12, 2010, which is reflected as professional fees expense in the condensed consolidated statements of operations. As of June 30, 2012, there were no unvested restricted stock grants and, accordingly, there was no unrecognized non-employee stock-based compensation expense related to restricted stock grants.

Note H – Commitments and Contingencies

Litigation

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities. Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.” Lightyear denied the allegations. Mr. Halpern claimed damages of $750,000. On June 7, 2012, Mr. Halpern filed an Opposition to Defendant’s Motion to Dismiss and on June 25, 2012, Lightyear filed a Defendant’s Reply in Support of Its Motion to Dismiss. Lightyear notified its insurance carriers concerning this matter and continues to contest the allegations vigorously. Lightyear has not recorded a provision for any loss that could be incurred as a result of the matter as Lightyear believes the allegations are without merit.

As of June 30, 2012, other claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Warrant Dispute

The Company’s former selling agent, on behalf of certain investors in the Company’s private placement, has disputed the Company’s methodology for computing the quantity of Additional Warrants that are issuable at each quarter end. The Company has issued Additional Warrants to purchase an insignificant number of common shares in partial settlement of this dispute with some of the investors. While there can be no assurance, management believes that the ultimate outcome of this dispute with the remaining investors will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 1A of Part I of Lightyear’s Form 10-K filed March 30, 2012.

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

Lightyear provides service to approximately 70,000 customer locations as of June 30, 2012, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, resulting in higher margins, as well as a nationwide distribution network through which additional new concentrations may be built.

We intend to increase our revenue and earnings via a combination of organic and acquisition growth. We intend to grow organically by expanding our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and enhancements to our wireless, VoIP and data products lines which complement our history of selling landline services.

We continue to search for combinations with small to mid-sized competitors and thereby aggregate revenue, and increase earnings through the elimination of duplicate costs. Each series of combinations will be followed by a period of integration and consolidation. Potential acquisition candidates are expected to meet specific criteria including the following:

•	Supporting or providing Cloud based services;
•	EBITDA positive; and
•	Trained technical staff meeting our internal requirements and the requirements of our customers.

Upon locating suitable target candidates, we anticipate entering into non-binding letters of intent to set forth the basic business terms of potential acquisitions, which will usually be subject to various closing conditions, including due diligence, the negotiation of definitive acquisition documents, regulatory consents and other customary matters. Factors which may affect future acquisition decisions include the quality and potential profitability of the business under consideration, and our profitability and ability to finance the transaction.

We continue to review opportunities for expansion of our network. Criteria for future builds would include the immediate and substantial reduction of cost of goods sold or support of a committed revenue stream.

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (CLEC) because its entire service area falls within rural markets. This allows us to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the Order) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. We estimate that the Order could have the impact of reducing our revenues by less than 1% during 2012 and 2013, and by approximately1.5% and 2.8% in 2014 and 2015, respectively.

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

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•	selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other (Expense) Income

•	Interest income – related parties represents interest earned on the notes receivable from LY Holdings that were extinguished in November 2011.
•	Interest expense represents interest payable on notes payable to financial institutions or on capital lease obligations.
•	Interest expense – related parties represents interest payable on a non-current note payable to a Company director.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Overview

Loss from operations was $0.02 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, an improvement of $0.18 million, due to a $0.8 million reduction in operating expenses (primarily headcount and related costs) partially offsetting a $0.6 million reduction in gross profit (due to a 6% decline in revenues).

Revenues

Revenues were approximately $16.8 million and $17.8 million, respectively, for the quarters ended June 30, 2012 and 2011, a decrease of $1.0 million or 6%. The decrease of $1.0 million resulted primarily from continued market pressures, including heightened competition. The following table presents our operating revenues by product category for the quarters ended June 30, 2012 and 2011.

	(in millions)
	For The Three Months
	Ended June 30,
	2012	2011
Voice service	$4.2	$4.3
Local service	6.7	7.6
VoIP	0.8	0.9
Data services	1.7	1.9
Wireless services	1.4	0.9
Representative fees	0.4	0.5
Regulatory revenue	0.8	0.8
Other services	0.8	0.9
TOTAL	$16.8	$17.8

Cost of Revenues

Cost of revenues for the quarters ended June 30, 2012 and 2011 amounted to approximately $11.2 million (67% of revenue) and $11.6 million (65% of revenue), respectively, a decrease of $0.4 million or 4%. The decrease in cost of sales was primarily related to the lower revenues.

Gross Profit

Gross profits were approximately $5.6 million (33% of revenue) and $6.2 million (35% of revenue), respectively for the quarters ended June 30, 2012 and 2011, a decrease of $0.6 million or 10%, or a 2.0% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix.

Operating Expenses

Operating expenses decreased $0.8 million, or 13%, to $5.7 million from $6.5 million for the quarters ended June 30, 2012 and 2011, respectively. The decrease was attributable to the 22% decrease in depreciation expense due to the sale of fixed assets in 2011 and reductions in headcount and related costs due to a 27% decline in full-time employees from 210 at June 30, 2011 to 153 at June 30, 2012.

Other (Expense) Income

Interest income declined 100% from $0.2 million due to the elimination of certain notes receivable due from related parties. Interest expense decreased $0.04 million or 24% to $0.1 million from $0.2 million, due principally to lower rates on indebtedness and lower principal balances on existing facilities, which declined from approximately $12 million at June 30, 2011 to approximately $11 million at June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Overview

Loss from operations was $0.5 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively, an improvement of $0.3 million, due to a $1.6 million reduction in operating expenses (primarily headcount and related costs) partially offsetting a $1.3 million reduction in gross profit (due to a 7% decline in revenues).

Revenues

Revenues were approximately $33.8 million and $36.5 million, respectively, for the six months ended June 30, 2012 and 2011, a decrease of $2.7 million or 7%. The decrease of $2.7 million resulted primarily from continued market pressures, including heightened competition. The following table presents our operating revenues by product category for the six months ended June 30, 2012 and 2011.

	(in millions)
	For The Six Months
	Ended June 30,
	2012	2011
Voice service	$8.3	$9.3
Local service	13.6	15.4
VoIP	1.7	1.8
Data services	3.4	3.8
Wireless services	2.7	1.8
Representative fees	0.9	1.0
Regulatory revenue	1.6	1.7
Other services	1.6	1.7
TOTAL	$33.8	$36.5

Cost of Revenues

Cost of revenues for the six months ended June 30, 2012 and 2011 amounted to approximately $22.3 million (66% of revenue) and $23.6 million (65% of revenue), respectively, a decrease of $1.3 million or 6%. The decrease in cost of sales was primarily related to the lower revenues.

Gross Profit

Gross profits were approximately $11.5 million (34% of revenue) and $12.8 million (35% of revenue), respectively, for the six months ended June 30, 2012 and 2011, a decrease of $1.3 million or 10%, or a 1.0% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix.

Operating Expenses

Operating expenses decreased $1.6 million, or 12%, to $12.1 million from $13.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was attributable to the 21% decrease in depreciation expense due to the sale of fixed assets in 2011 and reductions in headcount and related costs due to a 27% decline in full-time employees from 210 at June 30, 2011 to 153 at June 30, 2012.

Other (Expense) Income

Interest income declined 99% from $0.4 million due to the elimination of certain notes receivable due from related parties. Interest expense decreased $0.09 million or 26% to $0.3 million from $0.4 million, due principally to lower rates on indebtedness and lower aggregate principal balances on existing facilities, which declined from approximately $12 million at June 30, 2011 to approximately $11 million at June 30, 2012.

Liquidity and Capital Resources

Overview

Since Lightyear began operations in 2004, we have incurred significant operating losses. Through February 12, 2010, the date of the Company’s reverse merger transaction, Lightyear had an accumulated member’s deficit of approximately $26.6 million. As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash. As of June 30, 2012, Lightyear had a cash balance of $38,300, a working capital deficit of $1.7 million and was in violation of two of its debt covenants.

We have instituted cost reductions, raised our customer credit requirements, and implemented efforts to increase revenues through targeted promotions over the past 18 months, all toward the goal of achieving positive cash flow from operations. During the six months ended June 30, 2012, we generated $0.7 million of cash flow from operating activities and used $0.2 million and $0.6 million to purchase property and equipment and to service debt, respectively.

Currently, the most significant item impacting Lightyear’s liquidity is a note and interest payable to a Company director of $6.3 million. On March 20, 2012, the Company director agreed to forbear from demanding payment of the principal balance until August 30, 2013.

In addition, we have a secured promissory note arrangement with a bank with a principal balance of approximately $1.8 million at June 30, 2012. We are currently making principal and interest payments totaling $37,780 per month and all remaining principal and interest is due on the January 25, 2014 maturity date. On May 8, 2012, the bank waived two first quarter debt covenant violations that resulted from earnings forecast shortfalls. On August 6, 2012, the bank waived two second quarter 2012 debt covenant violations that also resulted from earnings forecast shortfalls. We are in discussions with the bank with regards to resetting the debt covenants on a go forward basis, but the bank may not agree to reset the debt covenants.

Six Months Ended June 30, 2012 and 2011

Operating Activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2012 compared to $0.6 million of net cash used for the six months ended June 30, 2011. The amount provided during the six months ended June 30, 2012 was primarily due to cash used to fund our operations which generated a net loss of $0.8 million, positively adjusted for non-cash expenses in the aggregate amount of $1.6 million, and $0.1 million of cash used to fund changes in operating assets and liabilities. The amount used during the six months ended June 30, 2011 was primarily due to cash used to fund our operations which generated a net loss of $0.6 million, positively adjusted for non-cash expenses in the aggregate amount of $1.1 million, and $1.1 million of cash used to fund changes in operating assets and liabilities, primarily due to a build-up of accounts receivable.

Investing Activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2012 compared to $0.6 million for the six months ended June 30, 2011. The usage of cash during the six months ended June 30, 2012 was attributable to $0.2 million for purchases of property and equipment. The usage of cash during the six months ended June 30, 2011 was attributable to $0.8 million for purchases of property and equipment, partially offset by the proceeds from the sale of fixed assets totaling $0.2 million.

Financing Activities

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2012 compared to $0.5 million of net cash provided by financing activities for the six months ended June 30, 2011. The cash used in financing activities for the six months ended June 30, 2012 related to principal payments made on the Company’s notes payable and capital lease obligations. The cash provided by financing for the six months ended June 30, 2011 included $2.0 million of net proceeds from a new credit facility and $0.3 million of proceeds from the cash surrender value of a life insurance policy, offset by repayments of $1.0 million and $0.8 million against the obligation to related party and other obligations, respectively.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we have provided irrevocable standby letters of credit, aggregating approximately $100,000 to five states, which automatically renew for terms not longer than one year, unless notified otherwise. As of June 30, 2012 and December 31, 2011, these letters of credit had not been drawn upon.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 9, 2012, Elaine G. Bush notified us that, effective July 20, 2012, she was resigning her position as our Chief Financial Officer and all other positions she holds with Lightyear. On July 25, 2012, we appointed Randy Ammon as our Interim Chief Financial Officer.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of our securities. Mr. Halpern alleges that we falsely represented that the shares he was purchasing were “free-trading.” We have denied the allegations. Mr. Halpern claimed damages of $750,000. On June 7, 2012, Mr. Halpern filed an Opposition to Defendant’s Motion to Dismiss and on June 25, 2012, we filed a Defendant’s Reply in Support of Its Motion to Dismiss. We notified our insurance carriers concerning this matter and continue to contest the allegations vigorously. We have not recorded a provision for any loss that could be incurred as a result of the matter as we believe the allegations are without merit.

As of June 30, 2012, other claims have been asserted against us which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on our consolidated financial statements.

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

LIGHTYEAR NETWORK SOLUTIONS, INC.

By:	/s/	Stephen M. Lochmueller
Stephen M. Lochmueller
Chief Executive Officer

By:	/s/	Randy Ammon
Randy Ammon
President, Chief Operating Officer
and Interim Chief Financial Officer

Date: August 14, 2012

-20-