Form 10-Q
period 2012-09-30
Lightyear Network Solutions, Inc.
filed 2012-11-14
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

As of November 9, 2012, there were 22,086,641 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended September 30, 2012	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	18

ITEM 4. Controls and Procedures.	18

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	19

ITEM 1A. Risk Factors.	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19

ITEM 3. Defaults Upon Senior Securities.	19

ITEM 4. Mine Safety Disclosures.	19

ITEM 5. Other Information.	19

ITEM 6. Exhibits.	19

Signatures.	20

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash	$27,841	$108,133
Accounts receivable, net	4,730,574	5,237,404
Vendor deposits	1,898,788	1,771,028
Inventories, net	244,707	335,964
Prepaid expenses and other current assets	1,525,112	2,523,039

Total Current Assets	8,427,022	9,975,568

Property and equipment, net	6,862,059	7,161,057
Intangible assets, net	1,601,249	1,928,749

Total Assets	$16,890,330	$19,065,374

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$6,781,160	$7,216,117
Interest payable - related parties	46,370	47,282
Accrued agent commissions	520,717	530,268
Accrued agent commissions - related parties	986	1,069
Deferred revenue	489,636	427,715
Other liabilities	1,616,476	1,876,163
Other liabilities - related parties	127,111	81,718
Current portion of notes payable	921,907	895,918
Current portion of capital lease obligations	174,355	239,203

Total Current Liabilities	10,678,718	11,315,453
Notes payable, non-current portion	2,638,783	3,334,992
Capital lease obligation, non-current portion	741,730	758,750
Note payable - related party	6,250,000	6,250,000
Deferred tax liability, non-current portion, net	326,683	326,683

Total Liabilities	20,635,914	21,985,878

Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value; 70,000,000 shares authorized; 22,086,641 shares issued and outstanding at September 30, 2012 and December 31, 2011	22,087	22,087
Note receivable from affiliate	(1,223,203)	(1,223,203)
Additional paid-in capital	10,067,172	9,490,226
Accumulated deficit	(12,611,640)	(11,209,614)

Total Stockholders' Deficiency	(3,745,584)	(2,920,504)

Total Liabilities and Stockholders' Deficiency	$16,890,330	$19,065,374

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenues	$16,690,248	$17,409,514	$50,484,592	$53,886,561

Cost of revenues	11,535,727	11,089,139	33,786,834	34,735,187

Gross Profit	5,154,521	6,320,375	16,697,758	19,151,374

Operating Expenses
Commission expense	1,355,499	1,544,955	4,246,221	4,581,358
Commission expense - related parties	18,435	13,734	54,912	(2,834)
Depreciation and amortization	332,423	437,182	999,335	1,282,970
Bad debt expense	314,423	195,429	774,301	698,937
Selling, general and administrative expenses	3,677,626	4,098,751	11,578,934	13,341,507
Selling, general and administrative expenses - related party	-	75,159	96,769	125,231

Total Operating Expenses	5,698,406	6,365,210	17,750,472	20,027,169

Loss From Operations	(543,885)	(44,835)	(1,052,714)	(875,795)

Other (Expense) Income
Interest income	5,704	8,151	8,779	24,183
Interest income - related parties	-	192,664	-	570,967
Interest expense	(57,424)	(77,180)	(182,256)	(234,878)
Interest expense - related parties	(70,075)	(98,459)	(209,985)	(296,276)
Other income	32,723	122,304	34,150	233,372

Total Other (Expense) Income	(89,072)	147,480	(349,312)	297,368

(Loss) income before income taxes	(632,957)	102,645	(1,402,026)	(578,427)
Income tax benefit	-	-	-	123,800

Net (Loss) Income	(632,957)	102,645	(1,402,026)	(454,627)

Cumulative Preferred Stock Dividends	-	(383,122)	-	(1,136,877)

Loss Attributable to Common Stockholders	$(632,957)	$(280,477)	$(1,402,026)	$(1,591,504)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,344,829	22,242,475	22,312,119	21,641,444

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Nine Months Ended September 30, 2012

(unaudited)

			Note
			Receivable	Additional
	Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Affiliate	Capital	Deficit	Total
Balance - December 31, 2011	22,086,641	$22,087	$(1,223,203)	$9,490,226	$(11,209,614)	$(2,920,504)

Stock-based compensation	-	-	-	576,946	-	576,946

Net loss	-	-	-	-	(1,402,026)	(1,402,026)

Balance - September 30, 2012	22,086,641	$22,087	$(1,223,203)	$10,067,172	$(12,611,640)	$(3,745,584)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months
	Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,402,026)	$(454,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	999,335	1,282,970
Provision for bad debt expense	774,301	698,937
Stock-based compensation	576,946	473,345
Interest income from affiliate	-	(570,967)
Deferred taxes	-	(123,800)
Gain on sale of fixed assets	-	(121,619)
Changes in operating assets and liabilities:
Accounts receivable	(267,471)	259,032
Other assets	-	(5,254)
Vendor deposits	(127,760)	(240,528)
Inventories	91,257	(162,435)
Prepaid expenses and other current assets	997,927	(70,232)
Accounts payable	(434,957)	290,968
Interest payable - related parties	(912)	(48,535)
Accrued agent commissions	(9,551)	(22,137)
Accrued agent commissions - related parties	(83)	(22,279)
Deferred revenue	61,921	(1,531,659)
Other liabilities	(259,687)	11,849
Other liabilities - related parties	45,393	(5,049)

Total Adjustments	2,446,659	92,607

Net Cash Provided by (Used in) Operating Activities	1,044,633	(362,020)

Cash Flows From Investing Activities
Purchases of property and equipment	(246,607)	(1,054,972)
Proceeds from sale of fixed assets	-	191,511

Net Cash Used in Investing Activities	(246,607)	(863,461)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	-	(1,000,000)
Repayments of capital lease obligations	(208,098)	(256,020)
Repayments of notes payable	(670,220)	(320,428)
Repayments of short term borrowings	-	(481,342)
Proceeds from notes payable	-	2,000,000
Proceeds from cash surrender value of life insurance	-	316,736

Net Cash (Used In) Provided by Financing Activities	(878,318)	258,946

Net Decrease In Cash	(80,292)	(966,535)

Cash - Beginning	108,133	1,009,209

Cash - Ending	$27,841	$42,674

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$384,255	$498,095
Non-cash investing and financing activites:
Purchase of property and equipment via capital lease	$126,230	$143,370

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A – Organization, Operations and Basis of Presentation

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company organized on June 22, 2010, (“Lightyear-KY”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents and representatives. Lightyear is a licensed local carrier in 42 states and provides long distance service in 49 states and Puerto Rico. Lightyear delivers service to approximately 70,000 customer locations with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”) and state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear,” or the “Company”) as of September 30, 2012 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2011 which were filed with the Securities and Exchange Commission on March 30, 2012. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Liquidity Plan

Since February 12, 2010, the date of the Company’s reverse merger transaction, Lightyear had an accumulated deficit of approximately $12.6 million. As of September 30, 2012, Lightyear had a cash balance of $27,841, a working capital deficit of $2.3 million and was in violation of two of its debt covenants. On November 6, 2012, a noteholder waived two third quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. In addition, the noteholder waived the same two debt covenants for the fourth quarter of 2012 (see Note D).

For the nine months ended September 30, 2012, the Company’s operating activities provided $1.0 million of cash, while $0.2 million and $0.9 million were used to purchase property and equipment and to service debt, respectively. The Company’s future capital requirements are expected to be driven by (i) network build-out costs; (ii) debt reduction and debt service (including a $6.3 million principal payment due to a related party on November 30, 2013 – see Note E); (iii) public/investor relations costs; (iv) acquisition opportunities; and (v) the need to supplement working capital levels. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt or equity financings, however there can be no assurance that the Company will be successful in securing such capital. If the Company is unable to raise additional funds, the Company might (a) initiate additional cost reductions; (b) forego acquisition or network build-out opportunities; and/or (c) seek extensions of the scheduled payment obligations, including the long term related party note payable.

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

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $1,623,954 and $1,215,735 as of September 30, 2012 and December 31, 2011, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180 days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and accounts payable each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable, capital lease obligations and obligations payable. The carrying value of these instruments approximates fair value, as they bear terms and conditions comparable to market for obligations with similar terms and maturities.

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

The following table reconciles the numerator and denominator for the calculation:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Basic and diluted loss per share:
Numerator:
Net (loss) income	$(632,957)	$102,645	$(1,402,026)	$(454,627)
Cumulative preferred stock dividends	-	(383,122)	-	(1,136,877)
Numerator for basic and diluted loss per share:
Net loss attributable to common stockholders	$(632,957)	$(280,477)	$(1,402,026)	$(1,591,504)

Denominator:
Weighted average common stock shares outstanding	22,086,641	22,089,888	22,086,641	21,528,021
Weighted average warrants outstanding with an exercise price of $0.01 or less	258,188	152,587	225,478	113,423
Weighted average basic and diluted shares outstanding	22,344,829	22,242,475	22,312,119	21,641,444

Loss per basic and diluted share:
Net (loss) income	$(0.03)	$0.01	$(0.06)	$(0.02)
Cumulative preferred stock dividends	-	(0.02)	-	(0.05)
Net loss attributable to common stockholders	$(0.03)	$(0.01)	$(0.06)	$(0.07)

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	As of
	September 30,
	2012	2011
Employee stock options	780,500	820,333
Warrants	1,059,327	1,047,883
Convertible preferred stock	-	9,500,000
Unvested restricted stock	-	12,987
Total potentially dilutive shares	1,839,827	11,381,203

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Summary of Significant Accounting Policies – Continued

Recently Issued and Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company expects to early adopt ASU 2012-02 during the fourth quarter of 2012, which is expected to alter the Company’s annual procedures, but is not expected to have a material impact on the Company’s consolidated financial statements.

Note C – Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Excise, state, local and property taxes payable	$846,521	$843,671
Other accrued expenses	141,050	165,485
Payroll, payroll taxes and bonuses	171,707	373,398
Deferred rent	215,071	260,086
Regulatory fees	130,464	132,133
Customer security deposits	111,663	101,390

	$1,616,476	$1,876,163

Note D – Notes Payable

The Company has a secured promissory note arrangement with a bank with a principal balance of approximately $1.7 million at September 30, 2012. As of September 30, 2012, Lightyear was in violation of two of its debt covenants that resulted from earnings shortfalls. On November 6, 2012, a noteholder waived two third quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. In addition, the noteholder waived the same two debt covenants for the fourth quarter of 2012. The Company is in discussions with the bank with regard to resetting the debt covenants on a go forward basis, however, there is no assurance the bank will agree to reset the covenants.

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

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company and/or members of LY Holdings. On June 22, 2011, all but one holder of the override rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. On February 7, 2012, the same holders of the override rights waived their right to such payments for the year 2012. During the three and nine months ended September 30, 2012, Lightyear recorded approximately $16,000 and $45,000 of VoIP and wireless revenue override expense, respectively. During the three and nine months ended September 30, 2011, Lightyear recorded an immaterial amount of expense related to VoIP and wireless revenue overrides.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note E – Related Party Transactions – Continued

The Company obtained consulting services from a former officer and director, pursuant to a one year consulting agreement which terminated on April 30, 2012. Aggregate consulting expense was approximately $0 and $97,000 for the three and nine months ended September 30, 2012, respectively, and was approximately $75,000 and $125,000 for the three and nine months ended September 30, 2011, respectively.

On October 29, 2012, a Company director agreed to forbear from demanding payment until November 30, 2013 of the $6,250,000 principal payment currently scheduled to be paid on August 30, 2013.

Note F – Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 33%, 21%, and 13% during the three months ended September 30, 2012 from three suppliers and 31%, 22% and 13% during the nine months ended September 30, 2012 from the same three suppliers. The Company acquired approximately 32% and 24% during the three months ended September 30, 2011 from two suppliers and 30%, 24% and 10% during the nine months ended September 30, 2011 from three suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Note G – Stockholders’ Deficiency

Warrants

Additional Warrants

In connection with a prior equity financing, the Company is required to periodically issue exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 105,455 Additional Warrants (95,868 were issued to investors and 9,587 were issued to selling agents) during the nine months ended September 30, 2012. As of September 30, 2012, there were 317,267 Additional Warrants outstanding, of which 288,425 were issued to investors and 28,842 were issued to selling agents. See Note H – Commitments and Contingencies – Warrant Dispute.

Summary

A summary of the warrant activity for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding at December 31, 2011	1,242,297	$3.38
Granted	105,455	0.37
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2012	1,347,752	$3.15	3.2	$20,190

Exercisable at September 30, 2012	1,347,752	$3.15	3.2	$20,190

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Stockholders’ Deficiency – Continued

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	n/a	1.58%	0.95%	1.58%
Expected term (years)	n/a	6.00	5.25	6.00
Expected volatility	n/a	43.10%	42.90%	43.10%
Expected dividends	n/a	0.00%	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2012 was $0.09 per share. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2011 was $0.36 per share.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

The Company recognized approximately $68,000 and $577,000 of stock-based compensation expense during the three and nine months ended September 30, 2012, respectively, and approximately $133,000 and $430,000 of stock-based compensation expense during the three and nine months ended September 30, 2011, respectively, related to stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2012, there was approximately $164,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.6 years.

A summary of the status of options issued under the 2010 Plan during the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Balance, December 31, 2011	96,666	$1.25
Granted	806,500	0.22
Exercised	-	-
Forfeited	(122,666)	0.49
Balance, September 30, 2012	780,500	$0.30	9.3	$-

Exercisable, September 30, 2012	418,566	$0.33	9.2	$-

Restricted Stock Grants

The Company recognized approximately $15,000 and $43,000 of stock-based compensation during the three and nine months ended September 30, 2011, respectively, related to director restricted stock grants issued on October 12, 2010, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2012, there were no unvested restricted stock grants and, accordingly, there was no unrecognized stock-based compensation expense related to restricted stock grants.

Note H – Commitments and Contingencies

Litigation

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities. Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.” Lightyear denied the allegations. Mr. Halpern claimed damages of $750,000. On September 26, 2012, the Court granted Lightyear’s Motion to Dismiss, but provided Mr. Halpern with 30 days to amend his complaint to provide more details concerning the claim. On October 25, 2012, Mr. Halpern filed a motion to file the First Amended Complaint. Lightyear notified its insurance carriers concerning this matter and continues to contest the allegations vigorously. Lightyear has not recorded a provision for any loss that could be incurred as a result of the matter as Lightyear believes the allegations are without merit.

As of September 30, 2012, other claims have been asserted against Lightyear which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on the condensed consolidated financial statements of the Company.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note H – Commitments and Contingencies – Continued

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 1A of Part I of Lightyear’s Form 10-K filed March 30, 2012.

Overview

Lightyear, through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear LLC”) and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company (“Lightyear-KY”), provides telecommunications services throughout the United States primarily through a distribution network of authorized agents. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications products and services including internet/intranet, calling cards, advanced data, conferencing, VoIP services and wireless services. Lightyear LLC also operates in Puerto Rico through its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, a Kentucky limited liability company.

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 42 states. We sell our products and services primarily through a distribution network of more than 150 authorized independent agents and more than 7,000 independent representatives.

Lightyear provides service to approximately 70,000 customer locations as of September 30, 2012, with a significant concentration in the five state area of Kentucky, Ohio, Indiana, Florida and Georgia. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, resulting in higher margins, as well as a nationwide distribution network through which additional new concentrations may be built.

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

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (CLEC) because its entire service area falls within rural markets. This allows us to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the “Order”) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. We estimate that the Order could have the impact of reducing our revenues by less than 1% during 2012 and 2013, and by approximately 1.5% and 2.8% in 2014 and 2015, respectively.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Overview

Loss from operations was $0.54 million and $0.04 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $0.5 million, due to a $1.2 million reduction in gross profit (due to a 4% decline in revenues and 5% decline in the gross profit percentage) partially offset by a $0.7 million reduction in operating expenses (primarily headcount and related costs).

Revenues

Revenues were approximately $16.7 million and $17.4 million, respectively, for the quarters ended September 30, 2012 and 2011, a decrease of $0.7 million or 4%. The decrease of $0.7 million resulted primarily from continued market pressures, including heightened competition. The following table presents our operating revenues by product category for the quarters ended September 30, 2012 and 2011.

	(in millions)
	For The Three Months
	Ended September 30,
	2012	2011
Voice service	$4.2	$4.3
Local service	6.6	7.3
VoIP	0.8	0.8
Data services	1.8	1.8
Wireless services	1.4	1.1
Representative fees	0.4	0.4
Regulatory revenue	0.7	0.7
Other services	0.8	1.0
TOTAL	$16.7	$17.4

Cost of Revenues

Cost of revenues for the quarters ended September 30, 2012 and 2011 amounted to approximately $11.5 million (69% of revenue) and $11.1 million (64% of revenue), respectively, an increase of $0.4 million or 4%. See gross profit discussion.

Gross Profit

Gross profits were approximately $5.2 million (31% of revenue) and $6.3 million (36% of revenue), respectively for the quarters ended September 30, 2012 and 2011, a decrease of $1.1 million or 18%, or a 5.0% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix, plus recent unfavorable charges and fewer credits from carriers.

Operating Expenses

Operating expenses decreased $0.7 million, or 10%, to $5.7 million from $6.4 million for the quarters ended September 30, 2012 and 2011, respectively. The decrease was attributable to the 24% decrease in depreciation expense due to the sale of fixed assets in 2011 and reductions in headcount and related costs due to a 9% decline in full-time employees from 173 at September 30, 2011 to 158 at September 30, 2012.

Other (Expense) Income

Interest income declined 97% from $0.2 million due to the elimination of certain notes receivable due from related parties. Interest expense decreased $0.05 million or 27% to $0.1 million from $0.2 million, due principally to lower rates on indebtedness and lower principal balances on existing facilities, which declined from approximately $12 million at September 30, 2011 to approximately $11 million at September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Overview

Loss from operations was $1.1 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $0.2 million, due to a $2.5 million reduction in gross profit (due to a 6% decline in revenues and a 3% decline in the gross profit percentage) partially offset by a $2.2 million reduction in operating expenses (primarily headcount and related costs).

Revenues

Revenues were approximately $50.5 million and $53.9 million, respectively, for the nine months ended September 30, 2012 and 2011, a decrease of $3.4 million or 6%. The decrease of $3.4 million resulted primarily from continued market pressures, including heightened competition. The following table presents our operating revenues by product category for the nine months ended September 30, 2012 and 2011.

	(in millions)
	For The Nine Months
	Ended September 30,
	2012	2011
Voice service	$12.5	$13.6
Local service	20.2	22.7
VoIP	2.5	2.7
Data services	5.2	5.6
Wireless services	4.1	2.9
Representative fees	1.3	1.5
Regulatory revenue	2.3	2.4
Other services	2.4	2.5
TOTAL	$50.5	$53.9

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2012 and 2011 amounted to approximately $33.8 million (67% of revenue) and $34.7 million (64% of revenue), respectively, a decrease of $0.9 million or 3%. See gross profit discussion.

Gross Profit

Gross profits were approximately $16.7 million (33% of revenue) and $19.2 million (36% of revenue), respectively, for the nine months ended September 30, 2012 and 2011, a decrease of $2.5 million or 13%, or a 3% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix, plus recent unfavorable charges and fewer credits from carriers.

Operating Expenses

Operating expenses decreased $2.2 million, or 11%, to $17.8 million from $20.0 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease was attributable to the 22% decrease in depreciation expense due to the sale of fixed assets in 2011, a 6.0% decrease in commissions due to the 6% decline in revenues, and reductions in headcount and related costs due to a 9% decline in full-time employees from 173 at September 30, 2011 to 158 at September 30, 2012.

Other (Expense) Income

Interest income declined 99% from $0.6 million due to the elimination of certain notes receivable due from related parties. Interest expense decreased $0.1 million or 26% to $0.4 million from $0.5 million, due principally to lower rates on indebtedness and lower aggregate principal balances on existing facilities, which declined from approximately $12 million at September 30, 2011 to approximately $11 million at September 30, 2012.

Liquidity and Capital Resources

Overview

Since February 12, 2010, the date of the Company’s reverse merger transaction, Lightyear had an accumulated deficit of approximately $12.6 million. As a result, we have managed our cash receipts and disbursements, as well as our operating costs in order to maintain an adequate level of cash. As of September 30, 2012, Lightyear had a cash balance of $27,841, a working capital deficit of $2.3 million and was in violation of two of its debt covenants.

We have instituted cost reductions, raised our customer credit requirements, and implemented efforts to increase revenues through targeted promotions over the past 21 months, all toward the goal of achieving positive cash flow from operations. During the nine months ended September 30, 2012, we generated $1.0 million of cash flow from operating activities and used $0.2 million and $0.9 million to purchase property and equipment and to service debt, respectively.

Currently, the most significant item impacting Lightyear’s liquidity is a note and interest payable to a Company director of $6.3 million. On October 29, 2012, the Company director agreed to forbear from demanding payment of the principal balance until November 30, 2013.

In addition, we have a secured promissory note arrangement with a bank with a principal balance of approximately $1.7 million at September 30, 2012. We are currently making principal and interest payments totaling $37,780 per month and all remaining principal and interest is due on the January 25, 2014 maturity date. On November 6, 2012, the bank waived two third quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. In addition, the bank waived the same two debt covenants for the fourth quarter of 2012. We are in discussions with the bank with regards to resetting the debt covenants on a go forward basis, however, there is no assurance the bank will agree to reset the covenants.

Nine Months Ended September 30, 2012 and 2011

Operating Activities

Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2012 compared to $0.4 million of net cash used for the nine months ended September 30, 2011. The amount provided during the nine months ended September 30, 2012 was primarily due to cash used to fund our operations which generated a net loss of $1.4 million, positively adjusted for non-cash expenses in the aggregate amount of $2.4 million, and $0.1 million of cash used to fund changes in operating assets and liabilities. The amount used during the nine months ended September 30, 2011 was primarily due to cash used to fund our operations which generated a net loss of $0.5 million, positively adjusted for non-cash expenses in the aggregate amount of $1.6 million, and $1.5 million of cash used to fund changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2012 compared to $0.9 million for the nine months ended September 30, 2011. The usage of cash during the nine months ended September 30, 2012 was attributable to purchases of property and equipment. The usage of cash during the nine months ended September 30, 2011 was attributable to $1.1 million of purchases of property and equipment, partially offset by $0.2 million of proceeds from the sale of fixed assets.

Financing Activities

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2012 compared to $0.3 million of net cash provided by financing activities for the nine months ended September 30, 2011. The cash used in financing activities for the nine months ended September 30, 2012 related to principal payments made on the Company’s notes payable and capital lease obligations. The cash provided by financing activities for the nine months ended September 30, 2011 included $2.0 million of net proceeds from a new credit facility and $0.3 million of proceeds from the cash surrender value of a life insurance policy, offset by repayments of $2.1 million against the obligation to related party and other obligations.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we have provided irrevocable standby letters of credit, aggregating approximately $100,000 to five states, which automatically renew for terms not longer than one year, unless notified otherwise. As of September 30, 2012 and December 31, 2011, these letters of credit had not been drawn upon.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 9, 2012, Elaine G. Bush notified us that, effective July 20, 2012, she was resigning her position as our Chief Financial Officer and all other positions she held with Lightyear. On July 25, 2012, we appointed Randy Ammon as our Interim Chief Financial Officer.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of our securities. Mr. Halpern alleges that we falsely represented that the shares he was purchasing were “free-trading.” We have denied the allegations. Mr. Halpern claimed damages of $750,000. On September 26, 2012, the Court granted our Motion to Dismiss, but provided Mr. Halpern with 30 days to amend his complaint to provide more details concerning the claim. On October 25, 2012, Mr. Halpern filed a motion to file the First Amended Complaint. We notified our insurance carriers concerning this matter and continue to contest the allegations vigorously. We have not recorded a provision for any loss that could be incurred as a result of the matter as we believe the allegations are without merit.

As of September 30, 2012, other claims have been asserted against us which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these legal claims will not have a material adverse effect on our consolidated financial statements.

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

Date: November 14, 2012

-20-