Form 10-K
period 2012-12-31
Lightyear Network Solutions, Inc.
filed 2013-04-01
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.12) was $1,423,561. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 27, 2013, there were 22,086,641 shares of the issuer’s common stock outstanding.

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

Business History and Description

LNSI, through its wholly-owned subsidiaries, currently serves approximately 65,000 customer locations.

Lightyear LLC, formerly a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”), has conducted operations in substantially its present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”). Libra was incorporated in the state of Nevada on May 5, 1997 to become an Internet service provider for small- to mid-sized businesses, but ceased operations in 2001. Through the reverse merger transaction, LY Holdings exchanged 100% of the equity of Lightyear LLC for 10,000,000 shares of common stock and 9,500,000 shares of convertible preferred stock of Libra, and certain holders of debt securities of LY Holdings exchanged those securities for 3,242,533 shares of common stock of Libra. As a result of these transactions, LY Holdings and the former holders of LY Holdings’ debt securities held approximately 69% and 11.5%, respectively, of Libra’s then outstanding common stock on a fully-diluted, as-converted basis and Libra held all of the equity of Lightyear LLC.

Upon completion of the reverse merger transaction, Libra began operating Lightyear’s business of providing telecommunications services. On April 12, 2010, Libra was renamed “Lightyear Network Solutions, Inc.”

The reverse merger transaction was accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, with Lightyear LLC being treated as the acquiring company for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Lightyear LLC and were recorded at the historical cost basis of Lightyear LLC. Reports filed by Libra prior to February 2010 do not reflect our current operations.

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

Direct Sales

Our direct sales force focuses on selling our services to residential and small office/home office customers and currently has more than 6,300 representatives nationwide. Direct sales accounted for approximately 15% of our revenue for the year ended December 31, 2012.

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

Agents

Our agents range from one-person shops to large, multi-office companies. Agents use relationship sales efforts to increase distribution of our products to the small-to-medium-sized business market. Agents serve as telecom consultants for their customers who often lack the budgetary means to employ personnel to manage their telecom resources. As of December 31, 2012, we had approximately 150 authorized agents. Our agents accounted for approximately 85% of our revenue for the year ended December 31, 2012.

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

Products and Services

We offer a broad range of telecommunications products for both residential and business customers including:

•	Switched and dedicated long distance
•	Local phone service
•	VoIP
•	Digital Subscriber Line (“DSL”)
•	Integrated Access services
•	Frame relay
•	Nationwide Internet access (dial-up and dedicated access)
•	Web hosting and development services
•	Call analysis software for customized billing reports
•	Multimedia conferencing services
•	Direct Sales services for organizations who wish to sell telecom products within a private label program
—	Wireless telephones and comprehensive service plans offered through our wholesale agreements.

Telecommunications Services Agreements

We have maintained a telecommunications service agreement (the “TSA”) and a digital service agreement (collectively with the TSA, the “Service Agreements”) with Verizon Business Services (“Verizon”) since 1994 for switched services, data services and other associated services, including most of the products which we provide, as listed above. Each of the Service Agreements has been amended multiple times, primarily for the purpose of updating available calling or usage rates, but also for purposes of changing the provisions of those documents relating to such items as offering additional products or extending their terms.

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

The Windstream Interconnection Agreement, which terminates on October 31, 2013 (as amended on August 27, 2012), establishes terms for the provision of certain services and functions for the purpose of determining the rates, terms, and conditions for the interconnection of the parties’ telecommunications networks within certain areas in the Commonwealth of Kentucky. The Windstream Commercial Agreement establishes the rates, terms, and conditions under which Windstream provides access to its switching capability which we, in turn, use to provide local exchange service to our customers. We maintain a deposit of $85,000 with Windstream covering both the Windstream Interconnection Agreement and the Windstream Commercial Agreement.

Customers

Our customers range from residential customers to large businesses. Our target customers are small to medium sized businesses, often with multiple locations with average monthly telecom billings of approximately $500 to $1,000. In addition, we market our services to residential customers with average billings of $50 per month, using our local service, long distance, calling card and VoIP services, as well as VoIP hardware under the brand Lightyear XStream. We market our wireless telephone voice and data services to business and residential customers as well as to large enterprise customers with average monthly billings of approximately $70 per wireless unit.

Vendor Companies

We work with a number of companies to provide products and services to our customers. We have relationships with Verizon, AT&T, Sprint, Windstream, XO Communications, Level 3, Qwest and Cisco.

These vendor agreements do not in general contain material minimum purchase requirements and generally provide that the vendor can change the rates charged upon 30 days’ or 60 days’ notice to us.

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

Growth Strategy

We continue to work to grow organically by expanding our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and enhancements to our wireless, VoIP and data products lines which complement our history of selling landline services.

We also intend to continue to search for combinations with small to mid-sized competitors that can enhance shareholder value. These combinations may take the form of an acquisition, sale or merger. Potential combination candidates are expected to meet specific criteria including combinations of the following:

•	Supporting or providing Cloud based services;
•	EBITDA positive;
•	Ability to remove duplicative overhead costs;
•	Increasing our gross margin by layering our customer base on an owned network.

Upon locating a suitable combination candidate, we anticipate entering into a non-binding letter of intent to set forth the basic business terms of the potential combination, which could be subject to various closing conditions, including due diligence, the negotiation of definitive combination documents, regulatory consents and other customary matters. Factors which may affect future combination decisions include the quality and potential profitability of the business under consideration, our profitability and impact on shareholder value.

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

Employees

As of December 31, 2012, we employed 140 people on a full-time basis. No employees are covered by a collective bargaining agreement.

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

Risks Related to Lightyear’s Business and Financial Condition

Lightyear has Experienced Net Losses, and May Not Be Profitable in the Future.

Lightyear’s business has incurred significant losses since inception. We may continue to incur losses in the current year and possibly thereafter. Such losses would likely have an adverse effect on our stockholders’ deficiency and working capital deficit.

Because of the various risks and uncertainties associated with our business, Lightyear cannot predict the extent of any future losses or when it will become profitable, if at all. Unless Lightyear can execute a business combination or become profitable, Lightyear may be forced to cease operations or to seek insolvency protection.

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

Lightyear’s May Be Unable to Obtain Debt or Equity Financing On Reasonable Terms (or At All) Which Could Have Adverse Effects.

Lightyear could need to raise significant capital to finance business expansion activities in the future. Our ability to raise debt or equity capital in the public or private markets could be impaired by various factors. For example, U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the ability to access debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly to raise capital through the issuance of equity securities. Any of these risks could impair Lightyear’s ability to fund operations or limit its ability to expand its business, which could have a material adverse effect on financial results.

Lightyear’s Ability to Execute a Business Combination May Be Subject to Serious Setbacks and May Be More Expensive or Time-Consuming Than Expected.

Lightyear currently plans to explore business combinations. Business combinations are subject to serious legal and operational risks, including the inability of the acquirer to combine the target’s business with its own in an efficient manner, the assumption of liabilities (whether known or unknown, disclosed or undisclosed) of the target and the incurrence of substantial transaction costs. Regulatory clearances and other issues may result in the business combinations taking more time than currently projected.

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

Lightyear May Not Be Successful in Increasing Its Customer Base Which Would Negatively Affect Its Business Plans and Financial Outlook.

Lightyear’s growth reflects general economic trends in customer activity, promotional activity, competition in the telecommunications market, pace of new product launches, and varying national economic conditions. Lightyear’s current business plans assume that it will increase its customer base over time. If Lightyear is unable to attract and retain a growing customer base, our current business plans and financial outlook may be harmed.

Lightyear Is the Holder of a Note from LY Holdings in the Amount of Approximately $1.2 Million That May Not Be Collectible. Lightyear Is Also Obligated on a Promissory Note to Sullivan Which Could Allow Him to Exert Disproportionate Influence Over Our Activities.

Lightyear holds a note issued by LY Holdings, its largest shareholder. LY Holdings has no significant assets other than Lightyear equity. If LY Holdings is unable to pay principal and interest when due, then the LY Holdings promissory note may have a fair market value of significantly less than the principal amount of approximately $1.2 million and may be uncollectible in the ordinary course of business, if at all.

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

If Lightyear Is Unable to Manage Planned Growth, Its Operations Could Be Adversely Impacted.

The management of planned growth will require, among other things, continued development of financial and management controls and management information systems, stringent control of costs and handset inventories, diligent management of network infrastructure and its growth, increased spending associated with marketing activities and acquisition of new customers, the ability to attract and retain qualified management personnel and the training of new personnel. In addition, continued growth will eventually require the expansion of billing, customer care and sales systems and platforms, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion. Furthermore, the implementation of any such systems or platforms, including the transition to such systems or platforms from existing infrastructure, could result in unpredictable technological or other difficulties. Failure to successfully manage expected growth and development, to enhance processes and management systems or to timely and adequately resolve any such difficulties could have a material adverse effect on Lightyear’s business, financial condition and results of operations.

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

Lightyear depends heavily on suppliers and contractors with specialized expertise in order to efficiently operate its business. If key suppliers, contractors or third-party agents fail to comply with their contracts, fail to meet performance expectations or refuse or are unable to supply Lightyear in the future, business could be severely disrupted. Because of the costs and time lags that can be associated with transitioning from one supplier to another, business could be substantially disrupted if Lightyear were required to replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could have a material adverse effect on Lightyear’s business, results of operations and financial condition.

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

In addition, the Kentucky Public Service Commission initiated a proceeding regarding access reform in November of 2010. The current Lightyear-KY intrastate rates are based on the costs of providing telecommunications services to rural areas. The PSC established the above mentioned administrative case to examine the intrastate access rates of all local exchange carriers. In November 2012, the PSC closed the proceeding after concluding that the FCC Order had preempted the PSC from acting on access reform.

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

In July 2008, the Enforcement Bureau of the FCC notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of regulatory fees since January 2005. Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees. In August 2012, the FCC asked for updated information and Lightyear responded in October 2012. Lightyear believes that it has paid all applicable regulatory fees. In May 2012, Lightyear executed a tolling agreement with the FCC extending the statute of limitations until April 15, 2013 with respect to the investigation.

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

The Sarbanes-Oxley Act and rules implemented by the SEC require us to maintain certain corporate governance practices as a public company.  Furthermore, Lightyear must maintain sufficient internal accounting and disclosure controls under the Sarbanes-Oxley Act. If Lightyear is unable to comply with the corporate governance and internal controls requirements of the Sarbanes-Oxley Act, then it may preclude Lightyear from keeping its filings current with the SEC.

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

Because Some of Lightyear’s Directors Are Members of LY Holdings, They Can Exert Significant Control Over Lightyear’s Business and Affairs and Have Actual or Potential Interests That May Depart From Those of Lightyear’s Other Stockholders.

Two of Lightyear’s directors are members of LY Holdings which is Lightyear’s largest stockholder. The interests of such persons may differ from the interests of Lightyear’s other Common Stockholders. As a result, in addition to their board seats, such persons have significant influence over corporate actions.

LY Holdings’ ownership of Lightyear stock may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Lightyear, which in turn could reduce Lightyear’s stock price or prevent stockholders from realizing a premium over the stock price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 75,000 square feet of an office building in Louisville, Kentucky which houses approximately 85 employees and serves as our corporate headquarters. We lease an office building in Pikeville, Kentucky which houses approximately 55 employees for customer care and administrative functions.

On January 17, 2013, we exercised an option under a prior lease on the Pikeville property. The option gave us the right to purchase the leased premises for $841,872. Pursuant to its terms, the prior lease was terminated upon exercise of the option. Immediately following our purchase of the leased premises, we sold the Pikeville premises along with five additional adjacent properties to the City of Pikeville, Kentucky for a cash purchase price of $1,275,000. Concurrently, we entered into an agreement to lease the Pikeville premises back from the new owner until April 30, 2013. In consideration of our sale of the leased premises to the landlord, the landlord agreed not to charge rent during the term of the lease. On February 18, 2013, we entered into an agreement to lease approximately 17,000 square feet of an office building in Pikeville, Kentucky which will house the aforementioned customer care and administrative functions.

We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings.

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of our securities. Mr. Halpern alleges that we falsely represented that the shares he was purchasing were “free-trading.” We have denied the allegations. Mr. Halpern claimed damages of $750,000. On September 26, 2012, the Court granted our Motion to Dismiss, but provided Mr. Halpern with 30 days to amend his complaint to provide more details concerning the claim. On October 25, 2012, Mr. Halpern filed a motion to file the First Amended Complaint and we objected. On January 23, 2013, the Court granted Mr. Halpern’s Motion for Leave to Amend the Complaint. On February 11, 2013, we filed our Answer to the Amended Complaint. We notified our insurance carriers concerning this matter and continue to contest the allegations vigorously. We have not recorded a provision as we are unable to state that an outcome in this matter will be unfavorable or estimate the amount or range of a potential loss.

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

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB:

	High	Low
Fiscal Year 2011

First Quarter	$3.25	$1.55
Second Quarter	2.25	0.51
Third Quarter	1.00	0.16
Fourth Quarter	0.45	0.15

Fiscal Year 2012

First Quarter	$0.55	$0.20
Second Quarter	0.45	0.10
Third Quarter	0.19	0.07
Fourth Quarter	0.10	0.04

We have 208 holders of record of our common stock as of March 27, 2013.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. Dividends may be paid on our common stock only if and when declared by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock awards under our equity compensation plan as of December 31, 2012. See “Executive Compensation – 2010 Stock and Incentive Compensation Plan” for a description of our equity compensation plan.

		Weighted-average	Number of securities
	Number of securities	exercise price of	remaining available for
	to be issued upon	outstanding options	future issuance under
	exercise of	(does not include	equity compensation plans
	outstanding options	restricted stock awards)	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	738,832	$0.29	248,181

Total	738,832	$0.29	248,181

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

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 43 states. We sell our products and services primarily through a distribution network of approximately 150 authorized independent agents and more than 6,300 independent representatives.

Lightyear provides service to approximately 65,000 customer locations as of December 31, 2012. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, resulting in higher margins, as well as a nationwide distribution network through which additional new concentrations may be built.

We continue to work to grow organically by expanding our revenue base from agents through creative marketing and incentive plans, new carrier partnerships and enhancements to our wireless, VoIP and data products lines which complement our history of selling landline services.

We also intend to continue to search for combinations with small to mid-sized competitors that can enhance shareholder value. These combinations may take the form of an acquisition, sale or merger. Potential combination candidates are expected to meet specific criteria including combinations of the following:

•	Supporting or providing Cloud based services;
•	EBITDA positive;
•	Ability to remove duplicative overhead costs;
•	Increasing our gross margin by layering our customer base on an owned network.

Upon locating a suitable combination candidate, we anticipate entering into a non-binding letter of intent to set forth the basic business terms of the potential combination, which could be subject to various closing conditions, including due diligence, the negotiation of definitive combination documents, regulatory consents and other customary matters. Factors which may affect future combination decisions include the quality and potential profitability of the business under consideration, our profitability and impact on shareholder value.

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (CLEC) because its entire service area falls within rural markets. This allows us to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the “Order”) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. We estimate that the Order could have the impact of reducing our base year rates by less than 1% during 2012 and 2013, and by approximately 1.5% and 2.8% in 2014 and 2015, respectively.

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

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•	selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs; and
•	impairment expense represents the writedown of the carrying value of intangible assets or property and equipment to their fair market value.

Other (Expense) Income

Other (expense) income includes:

•	interest income – related parties represents interest earned on the notes receivable from LY Holdings that were extinguished in November 2011;
•	interest expense represents interest payable on notes payable to financial institutions or on capital lease obligations;
•	interest expense – related parties represents interest payable on a non-current note payable to a Company director;
•	gain on sale of fixed assets represents the excess of sale proceeds over the carrying value of the related fixed assets; and
•	loss on abandonment of property represents the writedown of the carrying value of the abandoned property and equipment.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

Loss from operations was $1.8 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. Profitability decreased $0.9 million, due to a $3.1 million reduction in gross profit (due to a 6% decline in revenues and a 3% decline in the gross profit percentage) partially offset by a $2.2 million reduction in operating expenses (primarily headcount and related costs).

Revenues

Revenues were approximately $66.4 million and $70.5 million, respectively, for the years ended December 31, 2012 and 2011, a decrease of $4.1 million or 6%. The decrease of $4.1 million resulted primarily from continued market pressures, including heightened competition and a market shift toward lower revenue technologies (e.g. VoIP and wireless), partially offset by the benefits of an increase in wireless subscribers. The following table presents our operating revenues by product category for the years ended December 31, 2012 and 2011.

	(in millions)
	For The Years Ended
	December 31,
	2012	2011
Voice service	$16.2	$17.5
Local service	27.0	29.7
VoIP	3.4	3.5
Data services	7.1	7.3
Wireless services	5.2	4.0
Representative fees	1.5	3.7
Regulatory revenue	3.0	3.2
Other services	3.0	1.6
	$66.4	$70.5

Cost of Revenues

Cost of revenues for the years ended December 31, 2012 and 2011 amounted to approximately $44.3 million (67% of revenue) and $45.2 million (64% of revenue), respectively, a decrease of $0.9 million or 2%. See gross profit discussion.

Gross Profit

Gross profits were approximately $22.2 million (33% of revenue) and $25.3 million (36% of revenue), respectively, for the years ended December 31, 2012 and 2011, a decrease of $3.1 million or 13%, or a 3% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix, plus recent unfavorable charges and fewer credits from carriers.

Operating Expenses

Operating expenses decreased $2.2 million, or 9%, to $24.0 million from $26.2 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily attributable to a 19% decline in full-time employees from 173 at December 31, 2011 to 140 at December 31, 2012. In addition, lesser declines in commission expense (due to the revenue decline) and depreciation/amortization expense (primarily due to 2011 asset sales) were offset by an impairment charge of approximately $938,000 associated with long-lived assets (resulting from the January 2013 asset sale).

Other (Expense) Income

Interest income declined 96% from $0.6 million due to the elimination of certain notes receivable due from related parties. Interest expense decreased $0.2 million or 25% to $0.5 million from $0.7 million, due principally to lower rates on indebtedness and lower aggregate principal balances on existing facilities, which declined from approximately $11.5 million at December 31, 2011 to approximately $10.5 million at December 31, 2012.

Liquidity and Capital Resources

Overview

Lightyear has a stockholders’ deficiency of approximately $4.5 million. As a result, we have carefully managed our cash receipts and disbursements, as well as our operating costs in order to maintain our level of cash. As of December 31, 2012, Lightyear had a cash balance of $48,424 and a working capital deficit of $2.1 million.

We have instituted cost reductions, raised our customer credit requirements, and implemented efforts to increase revenues through targeted promotions, all toward the goal of achieving positive cash flow from operations. During the year ended December 31, 2012, we generated $1.4 million of cash flow from operating activities and used $0.3 million and $1.1 million to purchase property and equipment and to service debt, respectively.

Currently, the most significant item impacting Lightyear’s liquidity is a note and interest payable to a Company director of $6.3 million. On March 20, 2013, the Company director agreed to forbear from demanding payment of the principal balance until February 28, 2014.

In addition, we have a secured promissory note arrangement with a bank with a principal balance of approximately $1.6 million at December 31, 2012. We are currently making principal and interest payments totaling $37,780 per month and all remaining principal and interest is due on the January 25, 2014 maturity date. On November 6, 2012, the bank waived two third quarter 2012 debt covenant violations that resulted from earnings forecast shortfalls. In addition, the bank waived the same two debt covenants for the fourth quarter of 2012. On March 29, 2013, the bank elected to eliminate the earnings-related debt covenants effective January 1, 2013 for the balance of the loan term.

Years Ended December 31, 2012 and 2011

Operating Activities

Net cash provided by operating activities was $1.4 million for the year ended December 31, 2012 compared to less than $0.1 million of net cash provided for the year ended December 31, 2011. The amount provided during the year ended December 31, 2012 was primarily due to a net loss of $2.3 million, positively adjusted for non-cash expenses in the aggregate amount of $4.0 million, and $0.3 million of cash used to fund changes in operating assets and liabilities. The amount provided during the year ended December 31, 2011 was primarily due to a net loss of $0.6 million, positively adjusted for non-cash expenses in the aggregate amount of $2.7 million, and $2.1 million of cash used to fund changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $0.3 million for the year ended December 31, 2012 compared to $0.8 million for the year ended December 31, 2011. The usage of cash during the year ended December 31, 2012 was attributable to purchases of property and equipment. The usage of cash during the year ended December 31, 2011 was attributable to $1.1 million of purchases of property and equipment, partially offset by $0.3 million of proceeds from the sale of fixed assets.

Financing Activities

Net cash used in financing activities was $1.1 million for the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011. The cash used in financing activities for the year ended December 31, 2012 related to principal payments made on the Company’s notes payable and capital lease obligations. The cash used in financing activities for the year ended December 31, 2011 included repayments of $2.4 million against various obligations partially offset by $2.0 million of net proceeds from a new credit facility and $0.3 million of proceeds from the cash surrender value of a life insurance policy.

Potential Future Requirements and Sources of Liquidity

We believe that our current cash and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements until at least the end of 2013. If we require additional funds, we might initiate additional cost reductions or seek additional capital through debt or equity financings. We may also seek extensions of the scheduled payment obligations, attempt to refinance our outstanding debt, or consider a sale of our net assets. No assurance can be provided that we will be successful with any of our efforts.

Our future capital requirements are expected to be driven by debt reduction and debt service. Our note payable – related party with an outstanding balance of $6.25 million as of December 31, 2012 currently is scheduled to mature on February 28, 2014. The related party has historically renegotiated the maturity date on the note, most recently on March 20, 2013. Prior to the maturity date of February 28, 2014, we may seek an additional extension from the related party, although no assurance can be provided that we will be successful.

Off Balance Sheet Arrangements

As of December 31, 2012, we have provided irrevocable standby letters of credit, aggregating approximately $100,000 to five states, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2012 and December 31, 2011, these letters of credit had not been drawn upon.

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

Our critical accounting policies include the following:

Accounts Receivable

We have established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Our policy is to fully reserve all accounts that are 180 days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

Impairment of Long-Lived Assets

We review the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. As of December 31, 2012, we have recorded a valuation allowance for the amount of deferred tax assets that are not more than likely to be realized.

We account for uncertain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods and related disclosure. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2012. We file income tax returns with most states.

It is our policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and then non-vested amounts are re-measured at each vesting date and financial reporting date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Recently Issued and Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. We elected to adopt this ASU during the fourth quarter of 2012, which has altered our annual procedures, but did not have a material impact on our consolidated financial statements.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Lightyear Network Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Lightyear Network Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightyear Network Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 1, 2013

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets

Current Assets:
Cash	$48,424	$108,133
Accounts receivable, net	4,694,100	5,237,404
Vendor deposits	1,894,522	1,771,028
Inventories, net	267,427	335,964
Prepaid expenses and other current assets	1,137,654	2,523,039
Total Current Assets	8,042,127	9,975,568

Property and equipment, net	5,511,426	7,161,057
Intangible assets, net	1,492,083	1,928,749
Total Assets	$15,045,636	$19,065,374

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$6,212,388	$7,216,117
Interest payable - related parties	114,972	47,282
Accrued agent commissions	459,712	530,268
Accrued agent commissions - related parties	847	1,069
Deferred revenue	473,957	427,715
Other liabilities	1,667,724	1,876,163
Other liabilities - related parties	142,330	81,718
Current portion of notes payable	934,529	895,918
Current portion of capital lease obligations	164,662	239,203
Total Current Liabilities	10,171,121	11,315,453
Notes payable, non-current portion	2,400,441	3,334,992
Note payable - related party, non-current portion	6,250,000	6,250,000
Capital lease obligations, non-current portion	711,255	758,750
Deferred tax liability, non-current portion, net	37,830	326,683
Total Liabilities	19,570,647	21,985,878

Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value; 70,000,000 shares authorized; 22,086,641 shares issued and outstanding at December 31, 2012 and December 31, 2011	22,087	22,087
Note receivable from affiliate	(1,223,203)	(1,223,203)
Additional paid-in capital	10,148,545	9,490,226
Accumulated deficit	(13,472,440)	(11,209,614)
Total Stockholders' Deficiency	(4,525,011)	(2,920,504)
Total Liabilities and Stockholders' Deficiency	$15,045,636	$19,065,374

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2012	2011

Revenues	$66,440,789	$70,495,597
Cost of revenues	44,281,234	45,158,389
Gross Profit	22,159,555	25,337,208

Operating Expenses
Commission expense	5,416,415	5,979,886
Commission expense - related parties	72,747	55,647
Depreciation and amortization	1,303,709	1,691,845
Bad debt expense	1,039,270	940,277
Selling, general and administrative expenses	15,100,955	17,104,471
Selling, general and administrative expenses - related party	96,769	199,231
Impairment of intangible assets	-	237,750
Impairment of property and equipment	938,270	-
Total Operating Expenses	23,968,135	26,209,107
Loss From Operations	(1,808,580)	(871,899)

Other (Expense) Income
Interest income	25,533	45,731
Interest income - related parties	-	570,967
Interest expense	(236,471)	(310,581)
Interest expense - related parties	(278,587)	(376,734)
Gain on sale of fixed assets	-	192,284
Loss on abandonment of property	-	(107,540)
Other income	35,279	140,495
Total Other (Expense) Income	(454,246)	154,622

Loss before income taxes	(2,262,826)	(717,277)
Income tax benefit	-	123,800

Net Loss	(2,262,826)	(593,477)
Deemed dividends to convertible preferred stockholders	-	(11,835,530)
Loss Attributable to Common Stockholders	$(2,262,826)	$(12,429,007)
Net Loss Per Common Share - Basic and Diluted	$(0.10)	$(0.57)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,328,205	21,796,111

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficiency

For The Years Ended December 31, 2012 and 2011

					Notes
					And		Retained
	Convertible				Receivables	Additional	Earnings
	Preferred Stock		Common Stock		From	Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Affiliate	Capital	Deficit)	Total
Balance - December 31, 2010	9,500,000	$9,500	20,306,292	$20,306	$(13,478,920)	$8,898,069	$2,314,627	$(2,236,418)

Interest receivable associated with notes receivable from affiliate	-	-	-	-	(644,263)	-	-	(644,263)

Issuance of common stock in connection with the cashless exercise of milestone warrants	-	-	1,783,596	1,784	-	(1,784)	-	-

Exchange of notes receivable as consideration for redemption of preferred stock	(9,500,000)	(9,500)	-	-	12,899,980	-	(12,930,764)	(40,284)

Stock-based compensation	-	-	(3,247)	(3)	-	593,941	-	593,938

Net loss	-	-	-	-	-	-	(593,477)	(593,477)

Balance - December 31, 2011	-	-	22,086,641	22,087	(1,223,203)	9,490,226	(11,209,614)	(2,920,504)

Stock-based compensation	-	-	-	-	-	658,319	-	658,319

Net loss	-	-	-	-	-	-	(2,262,826)	(2,262,826)

Balance - December 31, 2012	-	$-	22,086,641	$22,087	$(1,223,203)	$10,148,545	$(13,472,440)	$(4,525,011)

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,262,826)	$(593,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,303,709	1,691,845
Provision for bad debt expense	1,039,270	940,277
Provision for inventory reserve	-	17,205
Stock-based compensation	658,319	593,938
Interest income from affiliate	-	(570,967)
Deferred taxes	-	(123,800)
Gain on sale of fixed assets	-	(192,284)
Loss on abandonment of property	-	107,540
Impairment of intangible assets	-	237,750
Impairment of property and equipment, net	938,270	-
Changes in operating assets and liabilities:
Accounts receivable	(495,966)	(27,257)
Other assets	-	(5,254)
Vendor deposits	(123,494)	(84,117)
Inventories	68,537	(19,614)
Prepaid expenses and other current assets	1,385,385	(235,164)
Accounts payable	(1,003,729)	56,001
Interest payable - related parties	67,690	(66,536)
Accrued agent commissions	(70,556)	(39,565)
Accrued agent commissions - related parties	(222)	(23,967)
Deferred revenue	46,242	(1,589,473)
Other liabilities	(208,439)	(10,061)
Other liabilities - related parties	60,612	(15,665)
Total Adjustments	3,665,628	640,832
Net Cash Provided by Operating Activities	1,402,802	47,355

Cash Flows From Investing Activities
Purchases of property and equipment	(318,305)	(1,145,994)
Proceeds from sale of fixed assets	-	321,277
Net Cash Used in Investing Activities	(318,305)	(824,717)

Cash Flows From Financing Activities
Repayments of obligations payable - related party	-	(1,000,000)
Repayments of capital lease obligations	(248,266)	(336,096)
Repayments of notes payable	(895,940)	(670,346)
Repayments of short term borrowings	-	(320,428)
Proceeds from notes payable	-	2,000,000
Proceeds from cash surrender value of life insurance	-	316,736
Payments of preferred stock redemption costs	-	(113,580)
Net Cash Used In Financing Activities	(1,144,206)	(123,714)
Net Decrease In Cash	(59,709)	(901,076)
Cash - Beginning	108,133	1,009,209
Cash - Ending	$48,424	$108,133

See Notes to these Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

	For The Years Ended
	December 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$436,404	$758,269
Non-cash investing and financing activites:
Convertible preferred stock redemption	$-	$(9,500)

Stock issued in connection with cashless milestone warrant exercise	$-	$1,784

Purchase of property and equipment via capital lease	$126,230	$143,370

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

Lightyear LLC, the original operating subsidiary of the Company, had formerly been a wholly-owned subsidiary of LY Holdings, LLC (“LY Holdings”) and has conducted operations in substantially their present form since 2004.

In February 2010, LY Holdings entered into a reverse merger transaction with Libra Alliance Corporation (“Libra”), accounted for as a recapitalization of Lightyear LLC, with the result that Lightyear became a public company and began trading on the OTC Bulletin Board. Libra was then renamed “Lightyear Network Solutions, Inc.” and began operating Lightyear’s business of providing telecommunications service.

On October 1, 2010, Lightyear, through Lightyear-KY, purchased the business assets of Southeast Telephone, Inc. (“SETEL”), a Kentucky corporation, from SETEL’s bankruptcy estate.

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

Lightyear is a licensed local carrier in 43 states and provides long distance service in 49 states and Puerto Rico. Lightyear delivers service to approximately 65,000 customer locations. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Note B – Summary of Significant Accounting Policies

Liquidity Plan

As of December 31, 2012, Lightyear had a cash balance of $48,424 and a working capital deficit of $2.1 million. For the year ended December 31, 2012, the Company’s operating activities provided $1.4 million of cash, while $0.3 million and $1.1 million were used to purchase property and equipment and to service debt, respectively. The Company believes that its current cash and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements until at least the end of 2013. If the Company requires additional funds, the Company might initiate additional cost reductions or seek additional capital through debt or equity financings. The Company may also seek extensions of the scheduled payment obligations, attempt to refinance its outstanding debt, or consider a sale of the net assets of the Company. No assurance can be provided that the Company will be successful with any of its efforts.

The Company’s future capital requirements are expected to be driven by debt reduction and debt service. The Company’s note payable – related party with an outstanding balance of $6.25 million as of December 31, 2012 currently is scheduled to mature on February 28, 2014. As disclosed in Note I, the related party has historically renegotiated the maturity date on the note, most recently on March 20, 2013. Prior to the maturity date of February 28, 2014, the Company may seek an additional extension from the related party, although no assurance can be provided that the Company will be successful.

Principles of Consolidation

The balance sheets, statements of operations and cash flows of the Company and its wholly-owned subsidiaries have been included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company and its wholly-owned subsidiaries are managed as a single business and a single segment. Activity with its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Summary of Significant Accounting Policies – Continued

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

Cash

The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. As of December 31, 2012 and 2011, accounts payable included approximately $1,344,000 and $1,159,000, respectively, of checks that had been issued but had not cleared the bank.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $772,479 and $1,215,735 as of December 31, 2012 and 2011, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180 days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Summary of Significant Accounting Policies – Continued

Impairment of Long-Lived Assets

The Company’s reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were approximately $494,000 and $538,000 for the years ended December 31, 2012 and 2011, respectively.

Inventories

The Company maintains inventories, consisting of wireless telephones and telecommunications equipment, which are available for sale. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. At December 31, 2012 and 2011, the Company had reserves for obsolete inventory of approximately $39,000 and $42,000, respectively.

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

The accounting standards guidance provides for how taxes collected from customers and remitted to governmental authorities should be presented in the statements of operations. The guidance states that if taxes are reported on a gross basis (included as revenue) a company should disclose those amounts, if significant. The Company does not include excise and other sales related taxes in its revenues.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Summary of Significant Accounting Policies – Continued

Income Taxes – Continued

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. As of December 31, 2012, the Company has recorded a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2012. The Company files income tax returns with most states. The tax years ended December 31, 2010 and forward remain subject to examination for federal, state, and local income tax purposes by various taxing authorities.

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

The Company’s short term financial instruments include cash, accounts receivable and accounts payable, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable and capital lease obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Summary of Significant Accounting Policies – Continued

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and then is re-measured at each vesting date and financial reporting date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

Loss Per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of the Company’s convertible preferred stock (using the if-converted method; See Note I – Related Party Transactions).

The following table reconciles the numerator and denominator for the calculation:

	For The Years Ended
	December 31,
	2012	2011
Basic and diluted loss per share:
Numerator:
Net loss	$(2,262,826)	$(593,477)
Deemed preferred stock dividends	-	(11,835,530)
Numerator for basic and diluted loss per share:
Net loss attributable to common stockholders	$(2,262,826)	$(12,429,007)

Denominator:
Weighted average common stock shares outstanding	22,086,641	21,667,374
Weighted average warrants outstanding with an exercise price of $0.01 or less	241,564	128,737
Weighted average basic and diluted shares outstanding	22,328,205	21,796,111

Loss per basic and diluted share:
Net loss	$(0.10)	$(0.03)
Deemed preferred stock dividends	-	(0.54)
Net loss attributable to common stockholders	$(0.10)	$(0.57)

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	December 31,
	2012	2011
Employee stock options	738,832	96,666
Warrants	1,062,422	1,049,740
Total potentially dilutive shares	1,801,254	1,146,406

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note B – Summary of Significant Accounting Policies – Continued

Recently Issued and Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company elected to adopt ASU 2012-02 during the fourth quarter of 2012, which altered the Company’s annual procedures, but did not have a material impact on the Company’s consolidated financial statements.

Note C – Property and Equipment

Property and equipment consists of the following:

	December 31,		Range of Estimated
	2012	2011	Useful Lives

Land	$313,875	$628,510	Not depreciable
Equipment and computers	7,223,733	7,054,883	1 - 25 years
Buildings	985,352	1,904,206	10 - 30 years
Furniture and fixtures	67,781	68,286	1 - 5 years
Vehicles	331,033	331,033	5 - 7 years
Leasehold improvements	866,055	739,826	[A]
	9,787,829	10,726,744

Less: accumulated depreciation and amortization	(4,276,403)	(3,565,687)

Property and equipment, net	$5,511,426	$7,161,057

[A] Leasehold improvements are amortized over the lesser of the term of the lease or the asset's economic useful life

As of December 31, 2012, the Company determined that the value of certain buildings and land were impaired based on a subsequent asset sale and recorded an approximate $938,000 impairment charge. See Note N – Subsequent Events for additional details.

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was approximately $867,000 and $1,095,000, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note D – Intangible Assets

Intangible assets consist of the following:

	Finite Lives						Indefinite Lives
	Proprietary Technology	Customer Relationships	Agent Relationships	Non-Compete Agreement	Trade Names	Accumulated Amortization	Trade Names	VoIP Licenses	Total
Balance, December 31, 2010	$2,200,000	$2,610,000	$410,000	$609,000	$317,000	$(4,546,917)	$920,000	$244,583	$2,763,666
Amortization expense	-	-	-	-	-	(597,167)	-	-	(597,167)
Impairment	-	-	-	-	(317,000)	79,250	-	-	(237,750)
Balance, December 31, 2011	2,200,000	2,610,000	410,000	609,000	-	(5,064,834)	920,000	244,583	1,928,749
Amortization expense	-	-	-	-	-	(436,666)	-	-	(436,666)
Balance, December 31, 2012	$2,200,000	$2,610,000	$410,000	$609,000	$-	$(5,501,500)	$920,000	$244,583	$1,492,083
Net Book Value,
December 31, 2012	$-	$327,500	$-	$-	$-		$920,000	$244,583	$1,492,083
Total - Intangible Assets
- Finite Lives					$5,829,000	$(5,501,500)			$327,500
Weighted average amortization period at December 31, 2012 in years	0.0	0.8	0.0	0.0	0.0

Amortization of intangible assets consists of the following:

	Finite Lives
	Proprietary Technology	Customer Relationships	Agent Relationships	Non-Compete Agreement	Trade Names	Accumulated Amortization
Balance, December 31, 2010	$2,200,000	$1,393,817	$410,000	$527,250	$15,850	$4,546,917
Amortization expense	-	452,017	-	81,750	63,400	597,167
Impairment	-	-	-	-	(79,250)	(79,250)
Balance, December 31, 2011	2,200,000	1,845,834	410,000	609,000	-	5,064,834
Amortization expense	-	436,666	-	-	-	436,666
Balance, December 31, 2012	$2,200,000	$2,282,500	$410,000	$609,000	$-	$5,501,500

Range of estimated useful lives in years	5.0	3.0	5.0	1.0 - 1.5	5.0

During the fourth quarter of 2011, the Company determined that the trade name acquired from SETEL was impaired, as it was no longer in use, and recorded a $237,750 impairment charge.

Amortization of amortizable assets for the year ending December 31, 2013 is as follows:

For The Years Ending	Customer
December 31,	Relationships	Total
2013	$327,500	$327,500
	$327,500	$327,500

Amortization is computed on a straight-line basis over the lives of the intangible assets with finite lives, which ranged from one to five years. Amortization expense related to intangible assets was approximately $437,000 and $597,000 for the years ended December 31, 2012 and 2011, respectively.

Note E – Other Liabilities

Other liabilities consist of the following:

	December 31,
	2012	2011

Excise, state, local and property taxes payable	$729,118	$843,671
Other accrued expenses	126,426	165,485
Payroll, payroll taxes and bonuses	300,139	373,398
Deferred rent	200,066	260,086
Regulatory fees	205,527	132,133
Customer security deposits	106,448	101,390

	$1,667,724	$1,876,163

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note F – Capital Lease Obligations

During 2012, the Company leased land, a building and equipment under the provisions of long-term capital leases. As of December 31, 2012, the leased property under capital leases had a cost basis of $2,824,334, consisting of land of $216,000, building of $1,784,000 and equipment of $824,334. As of December 31, 2011, the leased property under capital leases had a cost basis of $2,949,293, consisting of land of $216,000, building of $1,784,000 and equipment of $949,293. Accumulated amortization was $464,717 and $474,989 at December 31, 2012 and 2011, respectively. Amortization of the leased property is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

The Company leased a building and land (the “Leased Premises”) which Lightyear-KY used as its Administrative and Customer Care Headquarters. The original term of the lease was 10 years through December 31, 2013. As of December 31, 2012, the monthly rent was $7,509. Lightyear-KY had an option to purchase the Leased Premises at any time during the term of the Lease upon written notice to the lessor at least 30 days before the date on which Lightyear-KY desired to exercise the option and purchase the Leased Premises. On January 17, 2013, the Company exercised the option to purchase the Leased Premises for approximately $842,000, which, pursuant to its terms, resulted in the termination of the lease. Pursuant to its terms, the capitalized lease obligation, which had a principal balance of approximately $737,000, of which approximately $79,000 was current, was terminated upon exercise of the option. See Note N – Subsequent Events for additional details.

After taking into account the impact of the transaction that occurred on January 17, 2013, minimum payments under the building and equipment capital lease obligations consist of the following:

For The Years Ending
December 31,
2013	$94,479
2014	48,548
2015	8,781

Total minimum payments	151,808
Less: Amount representing interest	(12,401)

Present value of net minimum payments	$139,407

Current portion	$85,652
Non-current portion	53,755

$139,407

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note G – Notes Payable

Notes payable are as follows:

	December 31,
	2012	2011
Note payable - variable interest rate (5.00% as of December 31, 2012). The note has monthly principal and interest payments of $47,874. Principal and unpaid interest due on September 30, 2015. The note payable is secured by a first priority security interest in Lightyear-KY's assets. The note is further secured by a first priority perfected security interest in the membership interests in Lightyear-KY held by LNSI.	$1,473,218	$1,960,539

Note payable - fixed interest rate of 6.50%. Principal and unpaid interest due on October 1, 2012. The note payable is secured by motor vehicles owned by Lightyear-KY.	-	14,204

Note payable - variable interest rate (4.25% as of December 31, 2012). The note has monthly principal and interest payments of $871. Principal and unpaid interest due on January 26, 2014. The note payable was secured by a mortgage on a specific real property and is further secured by the assignment of future rents. [1]	11,041	20,783

Note payable - variable interest rate (4.25% as of December 31, 2012). The note has monthly principal and interest payments of $970. Principal and unpaid interest due on October 18, 2024. The note payable was secured by a mortgage on a specific real property. [1]	102,375	109,420

Note payable - fixed interest rate of 6.99%. The note has monthly principal and interest payments of $935. Principal and unpaid interest due on October 1, 2020.The note payable was secured by a mortgage on a specific real property. [1]	65,936	72,307

Note payable - fixed interest rate of 6.25%. The note has monthly principal and interest payments of $2,882. Principal and unpaid interest due on April 4, 2015.The note payable is secured by motor vehicles owned by Lightyear-KY.	74,831	103,657

Note payable - fixed interest rate of 6.00%. The note has monthly principal and interest payments of $37,780. Unpaid principal and interest due on January 25, 2014.The note payable is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. [2]	1,607,569	1,950,000

Total Notes Payable	3,334,970	4,230,910
Less: Current Portion	934,529	895,918
Non-Current Portion of Notes Payable	$2,400,441	$3,334,992

[1] On January 17, 2013, the Company repaid notes payable with an aggregate principal balance of $179,352 in connection with the sale of certain property and equipment, of which approximately $24,000 was deemed to be current. See Note N – Subsequent Events for additional details.

[2] The Company is required to make a balloon payment, consisting of unpaid principal and interest, of approximately $1,247,000 on January 25, 2014. On November 6, 2012, the bank waived two debt covenants for the fourth quarter of 2012, relating to this note. On March 29, 2013, the bank elected to eliminate the earnings-related debt covenants effective January 1, 2013 for the balance of the loan term.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note G – Notes Payable – Continued

After taking into account the note repayments that occurred on January 17, 2013, future maturities of notes payable are as follows:

For The Years Ending
December 31,
2013	$910,155
2014	1,812,147
2015	433,316
$3,155,618

On December 19, 2012, the Company entered into a revolving $500,000 secured commercial promissory note (the "Credit Facility") with a bank. The Company may draw on the Credit Facility from time to time to fund ongoing working capital needs. The Credit Facility matures on December 19, 2013 and bears interest at an annual rate equal to the bank’s index rate plus 1.75%, but not more than 5.00% per annum. The Company is required to make monthly interest payments on any outstanding amounts through December 19, 2013, with the outstanding principal amount payable at maturity. On December 19, 2012, the index rate was 3.25%. Payments under the Credit Facility are subject to a 5% late fee and, in cases of default, the interest rate of the Credit Facility will be increased by 5%. The Credit Facility is secured by a subordinated security interest in all of Lightyear’s assets and the personal guaranty of a director (Chris Sullivan or “Sullivan”). As of December 31, 2012, the Credit Facility had not been drawn upon. Subsequent to December 31, 2012, the Company had drawn down $500,000 of the note and repaid approximately $253,000.

Note H – Employee Benefits

The Company maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. The Company did not contribute during the years ended December 31, 2012 and 2011.

Note I – Related Party Transactions

Lightyear has significant transactions with its largest shareholder, LY Holdings and members of LY Holdings. Lightyear also conducts business with certain companies or individuals which are related parties either by having common ownership or because they are controlled by members of LY Holdings, relatives of members of LY Holdings, directors of the Company and/or officers of the Company. Aggregate related party transactions are segregated on the face of the consolidated balance sheets and statements of operations.

Letter Agreements

In July 2004 and July 2008, LY Holdings borrowed funds, most of the proceeds of which were ultimately provided to Lightyear LLC. The lenders were all affiliates of LY Holdings and are all associated with directors or former directors of the Company. In connection with these loans, LY Holdings and Lightyear executed agreements (the “Letter Agreements”) to pay the lenders (the “Letter Agreement Holders”), in addition to principal and interest payments on the accompanying notes, an amount each month equal to an aggregate of 3% and 4% of the gross commissionable monthly revenues from Lightyear’s sales of wireless and VoIP service offerings (the “Revenue Payments”), respectively. The Letter Agreements have a term of ten years unless terminated early due to a sale of all or substantially all of LY Holdings. Upon an early termination event, Lightyear would be obligated to pay the respective Letter Agreement Holders a termination fee in the amount of the sum of the Revenue Payments for the immediately preceding twelve full months. On February 11, 2010, LY Holdings, Lightyear and each of the Letter Agreement Holders entered into a modification (the “First Modification to Letter Agreements”), pursuant to which the Letter Agreements were modified to, among other things, release and discharge LY Holdings from all obligations under the Letter Agreements.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note I – Related Party Transactions – Continued

Letter Agreements – Continued

On June 22, 2011, all but one holder of the Revenue Payments rights waived their right to such payments for the second half of 2010 and the full year 2011, which resulted in the Company reversing approximately $86,000 of liabilities. On February 7, 2012, the same holders of the Revenue Payments rights waived their right to such payments for the year 2012. During the years ended December 31, 2012 and 2011, Lightyear recorded approximately $61,000 and $12,000 of Revenue Payments expense, respectively, which were classified as commission expense – related parties in the consolidated statements of operations.

Intercompany Agreement

On November 4, 2011, the Company, LY Holdings and Sullivan entered into an Intercompany Obligations Settlement Agreement (the “Intercompany Agreement”). Pursuant to the Intercompany Agreement, LY Holdings surrendered all 9,500,000 shares of the Company’s convertible preferred stock owned by it (plus its right to $2,232,110 of accrued but undeclared and unpaid preferred stock dividends), which were canceled and retired, in complete satisfaction of LY Holdings' principal indebtedness to LNSI of $12,899,980, which was recorded on the books of LNSI as Notes Receivable – Affiliate and was the source of the 2011 interest income – related parties on the consolidated statements of operations. In addition, the Intercompany Agreement terminated Lightyear’s (a) security interest in the Letter Agreements; and (b) option to purchase the Letter Agreements for $8,000,000 at any time before May 1, 2012. The remaining Interest Receivable – Affiliate was restructured, with LY Holdings issuing LNSI a note with a face principal amount of $1,223,203 (the “Interest Note”), which is secured by two million shares of the Company’s common stock owned by LY Holdings. The Interest Note bears interest at the one-year LIBOR rate plus 2% per annum and all principal and interest will be due at the November 4, 2016 maturity date. The Interest Note contains customary events of default, including a default upon a change of control of LY Holdings, and may be accelerated upon any event of default. The redemption of the preferred stock was accounted for by treating the excess of the fair value of the consideration (the Notes Receivable – Affiliate) over the carrying value of the preferred stock as a dividend on the preferred stock which will be deducted from earnings available to common stockholders. The $11,835,530 net 2011 preferred stock dividend is the deemed preferred stock dividend at redemption of $12,930,764, less the reversal of the cumulative dividend of $1,095,234 recorded in 2010. The $12,930,764 deemed preferred stock dividend is primarily equal to the amount of the LY Holdings’ principal indebtedness of $12,899,980 satisfied pursuant to the agreement, plus $30,784 of adjustments, which primarily relate to transaction costs. The Company has not recorded any interest income on the Interest Note since its inception as a result of certain risks of non-collection.

Contemporaneously, LNSI amended and restated its obligation payable to Sullivan under the Settlement Agreement by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”), which was the source of the interest expense – related parties on the consolidated statements of operations. The Settlement Note bears interest at the three-month LIBOR rate plus 4% per annum, which is paid quarterly commencing on February 10, 2012. The principal was due to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty. On March 20, 2012, October 29, 2012, and March 20, 2013, Sullivan agreed to forbear from demanding repayment ultimately until February 28, 2014. During the years ended December 31, 2012 and 2011, the Company recorded interest expense of approximately $279,000 and $377,000, respectively. As of December 31, 2012, the Company had accrued approximately $115,000 of unpaid interest related to the Settlement Note, which was paid in January 2013.

The Settlement Note is secured by: (i) a Security Agreement dated as of November 4, 2011 among LNSI, Lightyear LLC and Sullivan through which LNSI and Lightyear LLC granted Sullivan a subordinated security interest in substantially all of the assets of LNSI and of Lightyear LLC; (ii) the personal guaranty of a former director; (iii) a Security Agreement between an entity affiliated with a former director and Sullivan whereby the entity grants to Sullivan a security interest in its membership interest in thirty percent (30%) of LY Holdings; and (iv) a Security Agreement between an entity affiliated with a current director and Sullivan whereby the entity grants to Sullivan a security interest in the entity’s ten percent (10%) membership interest in LY Holdings. As of the closing of the Intercompany Agreement, LY Holdings owned 10,000,000 shares, or 45.27%, of LNSI’s outstanding common stock.

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

At December 31, 2012, the Company had outstanding $6,250,000 on the Settlement Note.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note I – Related Party Transactions – Continued

Other

A former director of the Company owns an indirect interest in a Lightyear agency. The agency has a standard Lightyear agent agreement and earned approximately $12,000 and $15,000 in commissions from Lightyear during the years ended December 31, 2012 and 2011, respectively, which were classified as commission expense – related parties in the consolidated statements of operations.

From 2008 until October 7, 2011, a former employee (and son of a former director) of the Company maintained a representative position in a direct selling entity which earned approximately $0 and $29,000 in commissions from Lightyear during the years ended December 31, 2012 and 2011, respectively, which were classified as commission expense – related parties in the consolidated statements of operations. This representative position was terminated voluntarily on October 7, 2011.

The Company obtained consulting services from a former officer and director, pursuant to a one year consulting agreement which terminated on April 30, 2012. Aggregate consulting expense was approximately $97,000 and $199,000 for the years ended December 31, 2012 and 2011, respectively, which were classified as selling, general and administrative expenses – related party in the consolidated statements of operations.

Note J – Supplier Concentration

Of the telecommunications services used in its operations, Lightyear acquired approximately 32%, 22%, and 13% during the year ended December 31, 2012 from three suppliers and 28%, 24% and 10% during the year ended December 31, 2011 from the same three suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Note K – Income Taxes

Effective on February 12, 2010, in connection with its reverse merger, the Company became subject to federal and state income taxes. Prior to the reverse merger, Lightyear LLC was a limited liability corporation which passed its tax attributes to its members.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	For The Years Ended
	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,037,103	$1,547,861
Stock-based compensation	-	88,653
Allowance for doubtful accounts	293,233	474,796
Allowance for obsolete inventory	32,993	34,542
Goodwill and intangible assets	2,685,939	3,132,224
Total deferred tax assets	5,049,268	5,278,076
Less: Valuation allowance	(4,120,781)	(3,928,893)
Deferred tax assets, net	$928,487	$1,349,183

Deferred tax liabilities:
Excess of book over tax basis of:
Property and equipment	$841,998	$1,385,789
Intangible assets	124,319	290,077
Total deferred tax liabilities	$966,317	$1,675,866

Deferred tax liabilities - non-current, net	$37,830	$326,683

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note K – Income Taxes – Continued

The Company’s deferred tax assets recognized, net of the valuation allowance, were based solely upon the tax value of deferred tax liabilities that are expected to reverse over the period in which the deferred tax assets would be realized. The ultimate realization of deferred tax assets depends on the generation of taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. For the years ended December 31, 2012 and 2011, the change in the valuation allowance was $191,888 and ($276,656), respectively.

As of December 31, 2012 and 2011, the Company had $5,366,447 and $3,915,663, respectively, of aggregate federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards begin to expire in the year 2030.

As of December 31, 2012, the net deferred tax liability of approximately $38,000 represented the excess of the book basis over the tax basis of certain property and equipment whose useful life is greater than the twenty-year life of the NOL’s that could have been offset against them when they were realized (the “Long Lived Assets”). As of December 31, 2012, the net deferred tax liability was reduced by approximately $289,000 to approximately $38,000 as certain Long Lived Assets became subject to an impairment charge. See Note N – Subsequent Events - Asset Sale.

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2012	2011
Federal
Current	$-	$-
Deferred	(171,870)	136,910

State and local
Current	-	-
Deferred	(20,018)	15,946
	(191,888)	152,856
Change in valuation allowance	191,888	(276,656)
Income tax provision (benefit)	$-	$(123,800)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations for the years ended December 31, 2012 and 2011 are as follows:

	For The Years Ended
	December 31,
	2012	2011
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)	(4.0)
Permanent differences:
Stock-based compensation	10.0	33.9
Life insurance premiums	0.0	7.3
Meals and entertainment	0.6	1.4
Fines and penalties	0.9	1.4
Tax effect of asset impairment	11.6	0.0
Effect of true-ups and other	7.2	15.3
Change in valuation allowance	7.7	(38.6)
Effective income tax rate	0.0%	(17.3)%

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Stockholders’ Deficiency

See Note I – Related Party Transactions for details on the Intercompany Agreement.

Warrants

Milestone Warrants

In connection with a prior equity financing, the Company issued warrants to investors to purchase shares of common stock at an exercise price of $0.01 per share with a three year term, which became exercisable if specified milestones were not met (the “Milestone Warrants”). In the event that the specified milestones were not met, the Company was also obligated to issue to the selling agent exercisable five-year warrants to purchase shares of common stock at an exercise price of $4.00 per share (the “Selling Agent Milestone Warrants”).

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

As of December 31, 2012 and 2011, there were no remaining Milestone Warrants outstanding and there were 169,084 Selling Agent Milestone Warrants outstanding.

Fixed Warrants

In connection with a prior equity financing, the Company issued exercisable five-year warrants to purchase shares of common stock to investors and selling agents with an exercise price of $4.00 per share (the “Fixed Warrants”). As of December 31, 2012 and 2011, there were 861,401 Fixed Warrants outstanding, of which 671,271 were issued to investors and 190,130 were issued to selling agents.

Additional Warrants

In connection with a prior equity financing, the Company is required to periodically issue exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing continue to be held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the original equity financing, which ends in September 2015. The Company issued 139,501 Additional Warrants (126,819 were issued to investors and 12,682 were issued to selling agents) during the year ended December 31, 2012. As of December 31, 2012, there were 351,313 Additional Warrants outstanding, of which 319,376 were issued to investors and 31,937 were issued to selling agents. As of December 31, 2011, there were 211,813 Additional Warrants outstanding, of which 192,557 were issued to investors and 19,256 were issued to selling agents. See Note M – Commitments and Contingencies – Warrant Dispute.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Stockholders’ Deficiency – Continued

Warrants – Continued

Summary

A summary of the warrant activity for years ended December 31, 2012 and 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2010	2,732,425	$1.28
Granted	300,770	2.41
Exercised	(1,790,898)	0.01
Cancelled	-	-
Outstanding at December 31, 2011	1,242,297	$3.38	3.8	$46,214
Granted	139,501	0.37
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	1,381,798	$3.08	3.0	$9,581

Exercisable at December 31, 2012	1,381,798	$3.08	3.0	$9,581

The following table presents information related to warrants at December 31, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.01	319,376	3.8	319,376
$4.00	1,062,422	2.7	1,062,422
	1,381,798	3.0	1,381,798

Stock Plan

The LNSI 2010 Stock and Incentive Compensation Plan (the “2010 Plan”), which was approved by the board of directors and the majority stockholder of the Company on May 18, 2010, provides for grants of stock options, restricted stock, and other stock-based or cash awards to the Company’s employees, directors, and independent contractors. The number of shares of the Company’s common stock that may be issued under the 2010 Plan is 1,000,000. As of December 31, 2012 and 2011, 248,181 and 890,347 shares are available to be issued under the 2010 Plan, respectively.

Stock Option Grants

On June 7, 2011, the Company’s board of directors approved the repricing of each of the then outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share, subject to shareholder approval, which was obtained on July 19, 2011. Since the members of the board of directors controlled enough votes to ensure shareholder approval, the shareholder approval was a formality. As such, the modification was recognized on the date of board approval. As a result of the modification, the Company recorded incremental expense of approximately $84,000 immediately and was scheduled to record another incremental $185,000 over the remaining vesting period.

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

Note L – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

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

On March 1, 2012, the Company granted ten-year incentive stock options to the Optionees to purchase an aggregate of 732,500 shares of common stock at an exercise price of $0.22 per share. Of the total, 50% of the options vest immediately and 50% vest on the one-year anniversary of the grants. Since cancellation and issuance of new options is deemed to represent a modification of the original options, the approximate incremental $63,000 value of the new options was added to the approximate $663,000 of unrecognized compensation cost as of December 28, 2011 associated with the original options and the combined amount of $726,000 is being amortized proportionate to the vesting period of the new options.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	December 31,
	2012	2011
Risk free interest rate	0.95%	1.58%
Expected term (years)	5.25	6.00
Expected volatility	42.90%	43.10%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2012 and 2011 was $0.09 and $0.36 per share, respectively.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

A summary of the status of options issued under the 2010 Plan during the years ended December 31, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Balance, December 31, 2010	912,500	$4.04
Granted	100,000	1.25
Exercised	-	-
Cancelled	(687,500)	1.25
Forfeited	(228,334)	3.34
Balance, December 31, 2011	96,666	$1.25	8.5	$-
Granted	806,500	0.22
Exercised	-	-
Cancelled	-	-
Forfeited	(164,334)	0.50
Balance, December 31, 2012	738,832	$0.29	9.0	$-

Exercisable, December 31, 2012	380,066	$0.33	9.0	$-

The following table presents information related to stock options at December 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.21	68,500	9.2	34,000
0.22	607,500	9.2	303,750
1.25	62,832	7.4	42,316
	738,832	9.0	380,066

The Company recognized approximately $658,000 and $548,000 of stock-based compensation expense during years ended December 31, 2012 and 2011, respectively, related to stock option grants, which is reflected as selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2012, there was approximately $81,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.4 years.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note L – Stockholders’ Deficiency – Continued

Restricted Stock Grants

The Company recognized approximately $0 and $46,000 of stock-based compensation during the years ended December 31, 2012 and 2011, respectively, related to director restricted stock grants issued on October 12, 2010, which is reflected as selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2012 and 2011, there were no unvested restricted stock grants and, accordingly, there was no unrecognized stock-based compensation expense related to restricted stock grants.

A summary of restricted stock activity for the years ended December 31, 2012 and 2011 is presented in the table below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, December 31, 2010	16,234	$4.75	$77,112
Granted	-	-	-
Vested	(12,987)	4.75	(61,689)
Forfeited	(3,247)	4.75	(15,423)
Non-vested, December 31, 2011	-	$-	$-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2012	-	$-	$-

Note M – Commitments and Contingencies

Operating Lease

The Company leases its office space in Louisville, Kentucky under terms classified as an operating lease. In April 2009, the Company entered into a new lease agreement. The term of the lease was for six years, ending on March 31, 2015. Commencing in October 2009, the Company and the landlord informally agreed to reduce the rent by $15,000 per month. On June 30, 2011, the Company and the landlord agreed to formalize this understanding by modifying the lease agreement. The modified lease agreement has a monthly base rent of approximately $60,000 and the lease term was extended until September 30, 2015. In addition, the landlord formally agreed to forgive the previously unpaid rent and maintenance charges as a lease concession. The resulting deferred rent is being recognized over the remaining life of the lease. See Note E - Other Liabilities.

The Company leases equipment under a printing service agreement. In August 2010, the Company entered into a new printing service agreement whereby the Company agreed to pay $25,000 per month for a term of three years ending on August 31, 2013.

Lightyear-KY leases land and property under non-cancelable operating leases with aggregate monthly payments of approximately $5,000 which expire at various times through 2015.

Rent expense related to these operating lease agreements, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was approximately $495,000 and $496,000 for the years ended December 31, 2012 and 2011, respectively. The Company subleased office facilities to a tenant on a month to month basis and collected approximately $245,000 and $189,000 in rental fees for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments under these operating lease agreements are as follows:

For The Years Ending
December 31,	Amount
2013	$1,054,171
2014	844,703
2015	611,094
$2,509,968

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note M – Commitments and Contingencies – Continued

Litigation and Regulatory

Alden Halpern v. Lightyear Network Solutions, Inc. fka Libra Alliance Corporation was filed in Nevada District Court on March 1, 2012. The plaintiff alleges violations of federal and state securities laws with respect to his purchase of Lightyear securities. Mr. Halpern alleges that Lightyear falsely represented that the shares he was purchasing were “free-trading.” Lightyear denied the allegations. Mr. Halpern claimed damages of $750,000. On September 26, 2012, the Court granted Lightyear’s Motion to Dismiss, but provided Mr. Halpern with 30 days to amend his complaint to provide more details concerning the claim. On October 25, 2012, Mr. Halpern filed a motion to file the First Amended Complaint and Lightyear objected. On January 23, 2013, the Court granted Mr. Halpern’s Motion for Leave to Amend the Complaint. On February 11, 2013, Lightyear filed its Answer to the Amended Complaint. Lightyear notified its insurance carriers concerning this matter and continues to contest the allegations vigorously. Lightyear has not recorded a provision as the Company is unable to state that an outcome in this matter will be unfavorable or estimate the amount or range of a potential loss.

In July 2008, the Enforcement Bureau of the Federal Communications Commission (“FCC”) notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of regulatory fees since January 2005. Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees. In August 2012, the FCC asked for updated information and Lightyear responded in October 2012. Lightyear believes that it has paid all applicable regulatory fees. In May 2012, Lightyear executed a tolling agreement with the FCC extending the statute of limitations until April 15, 2013 with respect to the investigation. If the FCC determines that the Company has violated these obligations, the Company could be subject to a fine.

Billing Disputes

As of December 31, 2012, Lightyear has disputed certain vendor billings which arose in the normal course of business. While there can be no assurance, management believes that the ultimate outcome of these billing disputes will not have a material adverse effect on the consolidated financial statements of the Company.

Letters of Credit

As of December 31, 2012, the Company has provided irrevocable standby letters of credit, aggregating $100,000 to five states, which automatically renew for terms not longer than one year, unless notified otherwise. As of December 31, 2012, these letters of credit had not been drawn upon.

Warrant Dispute

The Company’s former selling agent, on behalf of certain investors in the Company’s private placement, has disputed the Company’s methodology for computing the quantity of Additional Warrants that are issuable at each quarter end. The Company has issued Additional Warrants to purchase an insignificant number of common shares in partial settlement of this dispute with some of the investors. While there can be no assurance, management believes that the ultimate outcome of this dispute with the remaining investors will not have a material adverse effect on the consolidated financial statements of the Company.

Employment Agreements

On April 29, 2010, the Company’s entered into an employment agreement with an officer of the Company that provides the officer with a salary of $125,000 per annum, a discretionary bonus and an expectation to receive options to purchase shares of the Company’s common stock, upon the approval of a Company stock incentive plan (See Note L - Stockholders’ Deficiency), which were subsequently granted. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the officer will continue to: (i) be paid his salary in accordance with the Company’s regular payment schedule until the end of twelve months after termination; be entitled to receive any incentive payments earned and accrued but not yet paid; (ii) receive continued medical coverage at the Company’s expense until the end of twelve months after termination; and (iii) receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred. Effective May 11, 2011, the officer’s salary was increased to $180,000 annually.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note N – Subsequent Events

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

Asset Sale

On January 17, 2013, Lightyear-KY exercised an option under a lease to purchase certain Leased Premises (see Note F – Capital Lease Obligations) for approximately $842,000 (the principal balance of the capital lease obligation was approximately $737,000). Immediately following its purchase of the Leased Premises, Lightyear-KY sold the Leased Premises and five additional adjacent properties for a cash purchase price of $1,275,000 (the “Asset Sale”). The net book value of the buildings, land and equipment included in the Asset Sale, along with the associated deferred tax liability recorded, was approximately $2,396,000 and $289,000 as of December 31, 2012, respectively. As a result of the value received in the Asset Sale, the Company recorded a net impairment charge of approximately $938,000, which included the write-off of the deferred tax liability, at December 31, 2012.

In connection with the Asset Sale, the related indebtedness in the form of notes payable with an aggregate principal balance of approximately $179,000 at December 31, 2012 that had been secured by the adjacent properties (see Note G – Notes Payable) was repaid. The Asset Sale resulted in net proceeds to the Company of approximately $254,000.

Concurrently, Lightyear-KY entered into an agreement to lease the Leased Premises from the new owner until April 30, 2013. In consideration of Lightyear-KY’s sale of the Leased Premises to the landlord, the landlord agreed not to charge rent during the term of the lease.

Operating Lease

On February 18, 2013, Lightyear-KY entered into an agreement to lease approximately 17,000 square feet of an office building in Pikeville, Kentucky which will house the operations formerly located at the Lease Premises discussed above. The lease, which has rent of $2,917 per month, expires on September 7, 2014.

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

Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

24

Item 9B. Other Information.

On October 29, 2012 and March 20, 2013, Christopher Sullivan, a director of the Company, executed agreements whereby he agreed to forebear from demanding repayment of his $6.25 million note until August 30, 2013 and February 28, 2014, respectively.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers as of December 31, 2012.

Name	Age	Position
Stephen M. Lochmueller	60	Chief Executive Officer
Randy Ammon	52	President, Chief Operating Officer and Interim Chief Financial Officer
John Greive	47	VP/General Counsel
Chris T. Sullivan	64	Director
W. Brent Rice	59	Director
Ronald L. Carmicle	63	Director
W. Bruce Lunsford	65	Director
Jeffrey T. Hardesty	48	Director

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

Randy Ammon has been Lightyear’s President since May 1, 2011, its Interim Chief Financial Officer since July 25, 2012 and its Chief Operating Officer since April 29, 2010. Mr. Ammon was previously affiliated with Lightyear as a consultant. From 2005 until he joined Lightyear, Mr. Ammon owned and operated PWE Inc., a consulting firm focused on business and project budget development, project management, and business systems process redefinition and implementation. Before PWE, Mr. Ammon spent seven years as Director of Business Operations for Nextel Partners, Inc. Mr. Ammon received his B.A. in Accounting from Gustavus Adolphus College.

John Greive has been Vice President of Regulatory Affairs and General Counsel of Lightyear since its inception. Mr. Greive also serves as Lightyear’s Corporate Secretary. Before joining UniDial in 1996, he was a partner at Chandler, Saksefski & Greive and worked as an associate in the corporate section of a mid-sized law firm in Louisville. Mr. Greive has remained with the Lightyear entities since 1996. Mr. Greive received his B.S. in Mathematics from Bellarmine University and his Juris Doctor from the University of Louisville. In 2000, UniDial changed its name to Lightyear Communications, Inc. On April 29, 2002, Lightyear Communications, Inc. (and its parent company Lightyear Holdings, Inc.) filed for bankruptcy to reorganize under Chapter 11 but sold its assets. In 2004, LY Holdings acquired the majority of the operating assets of the predecessor companies.

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

W. Bruce Lunsford has been a director of Lightyear since October 12, 2010. Mr. Lunsford is a member of the Audit Committee and serves as Chair of the Compensation Committee. Mr. Lunsford is Chairman and CEO of Lunsford Capital, LLC, a private investment company in Louisville, KY. He is the founder, former Chairman and CEO of Ventas, Inc., a healthcare real estate investment company (REIT) listed on the NY Stock Exchange, the founder, former Chairman, President and CEO of Vencor, Inc., now known as Kindred Healthcare, and the founder and former Chairman of the assisted living company known as Atria Communities Inc. In addition, Mr. Lunsford formerly served on the board of directors of Churchill Downs Incorporated, National City Corporation in Cleveland, Ohio, ResCare, Inc. and Valor Healthcare, Inc. He presently serves on the board of directors of AeroCare Holdings, Inc., the Breeders’ Cup Limited and Zirmed, Inc. and he serves as Chairman of the board of Arcadia, LLC and Deyta, Inc. Mr. Lunsford received his undergraduate degree from the University of Kentucky and his law degree from the Salmon P. Chase College of Law.

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

Pursuant to its board-approved charter, the Compensation Committee determines all compensation for our Chief Executive Officer and our President; reviews and approves corporate goals relevant to the compensation of these officers and evaluates these officers’ performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and benefit plans where board of directors or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our Compensation Committee is comprised of Messrs. Lunsford and Carmicle, and Mr. Lunsford is the chairman of the committee. The board considers that the members of the Compensation Committee are generally sufficiently experienced to conduct committee functions without external third party advisors.

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

Code of Ethics for Senior Financial Officers

Our board of directors has adopted a Code of Ethics for Senior Financial Officers applying to our senior financial advisors, including the principal executive officer and principal financial officer (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. The Code is posted to our website at www.lightyear.net. Information contained on the Company’s website is not incorporated in and is not part of this annual report. In addition, the Company intends to disclose on its website (1) the nature of any amendment to a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver from provisions of the Code that is granted to one of these specified individuals, the name of the person to whom the waiver was granted and the date of the waiver.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during 2012, except that W. Bruce Lunsford filed a late Form 4 on January 9, 2012 for warrants to purchase Lightyear common stock that he received on December 31, 2011.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table indicates the cash and non-cash compensation earned during the years 2012 and 2011 by the Company’s principal executive officer, plus the two most highly compensated executive officers at the end of 2012.

					Equity		All Other
		Salary	Bonus		Awards		Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)

Stephen M. Lochmueller,	2012	$240,000	$-		$17,200	(4)	$12,396	(3)	$269,596
Chief Executive Officer	2011	$216,462	$1	(1)	$55,500	(2)	$11,796	(3)	$283,759

Randy Ammon, (6)	2012	$180,000	$-		$17,200	(4)	$138	(7)	$197,338
President, Chief Operating Officer	2011	$158,423	$1	(1)	$74,000	(2)	$138	(7)	$232,562
and Interim Chief Financial Officer

John Greive,	2012	$135,000	$-		$5,400	(5)	$90	(7)	$140,490
Vice President of Regulatory Affairs
& General Counsel

(1)	Represents bonuses of $1.00 paid in connection with option termination agreements entered into with these executive officers on December 28, 2011.
(2)	On June 7, 2011, the Company’s board of directors approved the repricing of each of the outstanding stock options under the Company’s 2010 Stock and Incentive Compensation Plan to an exercise price of $1.25 per share. These amounts represent the incremental fair value of the repriced stock options as compared to the original stock options, both valued as of the modification date.
(3)	Includes $12,000 and $11,538 of automobile allowance paid and $396 and $258 of premiums paid by the Company for life insurance for the benefit of the named executive officer, for 2012 and 2011, respectively.
(4)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 200,000 shares of common stock, with an exercise price of $0.22, scheduled vesting 50% immediately and 50% on the first anniversary of the date of grant and a term of ten years.
(5)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the award of an option to purchase 62,500 shares of common stock, with an exercise price of $0.22, scheduled vesting 50% immediately and 50% on the first anniversary of the date of grant and a term of ten years.
(6)	Mr. Ammon was appointed President on May 1, 2011 and Interim Chief Financial Officer on July 25, 2012.
(7)	Represents premiums paid by the Company for life insurance for the benefit of the named executive officer.

Narrative Disclosure to Summary Compensation Table

Mr. Lochmueller’s annual salary was $240,000 as of December 31, 2012. Mr. Lochmueller was appointed as Chief Executive Officer of Lightyear on May 1, 2011 and previously served as our President since April 29, 2010. Mr. Lochmueller does not have an employment agreement with the Company.

Mr. Ammon’s annual salary was $180,000 as of December 31, 2012. Mr. Ammon was appointed as President of Lightyear on May 1, 2011, Interim Chief Financial Officer on July 25, 2012 and Chief Operating Officer on April 29, 2010. Mr. Ammon has a three-year employment agreement which commenced on April 29, 2010. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, Mr. Ammon will continue to: (i) be paid his salary in accordance with our regular payment schedule until the end of twelve months; be entitled to receive any incentive payments earned and accrued but not yet paid; (ii) receive continued medical coverage at the Company’s expense until the end of twelve months; and (iii) receive, through the termination date, all accrued and unpaid salary, all unused vacation time, and all unreimbursed business expenses incurred.

Mr. Greive’s annual salary was $135,000 as of December, 31, 2012. Mr. Greive does not have an employment agreement with the Company.

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

As of December 31, 2012, there were 738,832 options and 0 shares of unvested restricted stock outstanding under the 2010 Plan and 248,181 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2012 to the Named Executive Officers:

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Stephen M. Lochmueller	100,000	100,000	-	$0.22	3/1/2022

Randy Ammon	100,000	100,000	-	$0.22	3/1/2022

John Greive	31,250	31,250	-	$0.22	3/1/2022

The Named Executive Officers had no outstanding stock awards as of the end of the fiscal year ended December 31, 2012.

401(k) Plan

Lightyear maintains a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. We may make discretionary matching contributions to the profit-sharing plan, subject to certain limitations. During 2012 and 2011, we did not make any matching contributions.

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

Director Compensation

The Company’s policy with respect to compensation of directors provides that non-employee directors who are not members of LY Holdings will be compensated on an annual basis, payable in quarterly installments following the end of each quarter of service, according to the following table:

Annual Retainer	$15,000

Chairman of Audit Committee additional retainer	$10,000

Chairman of Compensation additional retainer	$5,000

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

The following table summarizes compensation earned by non-employee directors of Lightyear during the year ended December 31, 2012:

		Fees Earned
		or Paid in	Equity	All Other
Name	Year	Cash	Awards	Compensation		Total
Ronald L. Carmicle	2012	$15,000	$-	$5,000	(2)	$20,000
Jeffrey T. Hardesty	2012	$27,000	$-	$-		$27,000
W. Bruce Lunsford	2012	$22,000	$-	$-		$22,000
Chris T. Sullivan (1)	2012	$-	$-	$-		$-
W. Brent Rice (1)	2012	$-	$-	$-		$-

(1)	Messrs. Sullivan and Rice are members of LY Holders and therefore are not entitled to compensation for their services on the board of directors for the year ended December 31, 2012.
(2)	Payment for loan guarantee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5, “Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following tables set forth information as of March 29, 2013 regarding beneficial ownership of LNSI and of LY Holdings by the following groups: (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The business address of each of the persons listed below is 1901 Eastpoint Parkway, Louisville, KY 40223.

LY Holdings may be deemed to be a "parent" of LNSI as such term is defined in the rules promulgated under the Exchange Act; LY Holdings has disclaimed status as a “parent”. LY Holdings’ sole business currently is to hold shares of LNSI.

	LNSI		LY Holdings
	Common Stock		Membership Units
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned
	Shares	% (1)	Shares	% (2)
5% or Greater Stockholders
LY Holdings, LLC (3)	10,000,000	45.3%	N/A	N/A
Directors and Named Executive Officers
Stephen M. Lochmueller (4)	200,000	*	-	*
Randy Ammon (4)	200,000	*	-	*
John Greive (4)	62,500	*	-	*
Chris T. Sullivan (5)	-	*	3,733,750	29.9%
W. Brent Rice (6)	-	*	1,250,000	10.0%
Ronald L. Carmicle	39,247	*	-	*
W. Bruce Lunsford (7)	236,771	1.1%	-	*
Jeffrey T. Hardesty	5,411	*	-	*
All executive officers and directors as a group (8 persons) (8)	743,929	3.3%	4,983,750	39.9%

 *Represents holdings of less than 1% of shares outstanding.

(1)	Based upon 22,086,641 shares of our common stock, and with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 29, 2013.

(2)	Based upon 12,500,000 membership units of LY Holdings outstanding at March 29, 2013.

(3)	LY Holdings, LLC owns 10,000,000 shares of our common stock.

(4)	Consists of shares of our common stock issuable upon the exercise of stock options.

(5)	The membership units of LY Holdings beneficially owned by Mr. Sullivan include 3,733,750 units held by Sullivan LY, LLC (a limited liability company managed by Mr. Sullivan). Mr. Sullivan may be deemed to be the beneficial owner of the membership units held by Sullivan LY, LLC.

(6)	The membership units of LY Holdings beneficially owned by Mr. Rice include 1,250,000 units held by Rice-LY Ventures, LLC (a limited liability company managed by Mr. Rice). Mr. Rice may be deemed to be the beneficial owner of the membership units held by Rice-LY Ventures.

(7)	Consists of 178,972 shares of our common stock and 57,799 shares of our common stock issuable upon the exercise of warrants owned by Lunsford Capital, LLC. Mr. Lunsford is the voting manager of Lunsford Capital, LLC, and may be deemed to be the beneficial owner of the shares of our common stock held by Lunsford Capital, LLC. Mr. Lunsford disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8)	Consists of 223,630 shares of our common stock, 462,500 shares of our common stock issuable upon the exercise of stock options and 57,799 shares of our common stock issuable upon the exercise of warrants.

Pledged Securities

LY Holdings has pledged 2,000,000 shares of LNSI common stock as a security interest against its obligations under the Interest Note pursuant to the Intercompany Agreement (see details further on). LY Holdings has also pledged 2,000,000 shares of LNSI common stock as a security interest for Lightyear’s $2,000,000 secured promissory note with First Savings Bank, F.S.B.

Rice-LY Ventures, LLC, a Kentucky limited liability company managed by W. Brent Rice, has pledged 1,250,000 shares, a 10% beneficial interest, of LY Holdings to Sullivan as collateral on the Settlement Note pursuant to the Intercompany Agreement (see details further on).

LANJK, LLC, a Kentucky limited liability company managed by a former director and wholly owned by his wife, has pledged 3,750,000 shares, a 30% beneficial interest, of LY Holdings to Sullivan as collateral on the Settlement Note pursuant to the Intercompany Agreement (see details further on).

Item 13. Certain Relationships and Related Transactions, and Director Independence

This section describes transactions with Lightyear, its subsidiaries and LY Holdings that have occurred since the beginning of the last fiscal year or that have been proposed to which a director or executive officer of Lightyear, a beneficial owner of more than 5% of any class of the securities of Lightyear, or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest which exceeds $120,000.

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

Contemporaneously, LNSI amended and restated its obligation payable to Sullivan by issuing a note with a face principal amount of $6,250,000 (the “Settlement Note”). The Settlement Note bears interest at the three-month LIBOR rate plus 4% per annum, which will be paid quarterly commencing on February 10, 2012. The principal was scheduled to be repaid at the January 10, 2013 maturity date. The Settlement Note contains customary events of default, including a default upon a change of control of either of LNSI or Lightyear LLC, and may be accelerated upon any event of default at a default interest rate that imposes a 5% penalty. On March 20, 2012, October 29, 2012, and March 20, 2013, Sullivan agreed to forbear from demanding repayment ultimately until February 28, 2014.

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

Item 14. Principal Accounting Fees and Services.

Marcum LLP (“Marcum”) was our independent registered public accounting firm (“Principal Accountant”) at the years ended December 31, 2012 and 2011. Marcum was responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.

Fees incurred related to our Principal Accountant for each of the past two years are set forth below. All fees incurred related to our Principal Accountant were pre-approved by the Audit Committee.

	For The Years Ended
	December 31,
	2012	2011
Audit fees	$152,750	$153,000
Audit-related fees	-	8,630
Tax fees	-	-
All other fees	-	-
Total fees paid to Principal Accountant	$152,750	$161,630

Audit Fees

The aggregate fees incurred for audit services were $152,750 and $153,000 for the years ended December 31, 2012 and 2011, respectively, which included the cost of the audits of the consolidated financial statements included in our annual Form 10-K’s for each respective year and the reviews of the related quarterly Form 10-Q’s.

Audit-Related Fees

The aggregate fees incurred for audit related services were $0 and $8,630, primarily for discussions related to a proxy statement during the years ended December 31, 2012 and 2011.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements.

See Table of Contents to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

See Table of Contents to Consolidated Financial Statements.

(3)	Exhibits.

Exhibit No.	Description
2.1	Master Transaction Agreement by and between LY Holdings, LLC, Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010. (2)
2.2	Securities Exchange Agreement by and between LY Holdings, LLC and Registrant dated as of February 12, 2010. (2)
2.3	Form of Securities Contribution Agreements by and between Registrant and various debtholders of LY Holdings, LLC dated as of February 12, 2010. (2)
2.4	Asset Purchase Agreement by and among SouthEast Telephone, Inc., Registrant and SE Acquisitions, LLC, dated as of June 30, 2010. (6)
3.1	Amended and Restated Articles of Incorporation of Registrant, dated April 12, 2010. (3)
3.2	Bylaws of Registrant. (1)
4.1	Form of Subscription Agreement. (6)
4.2	Form of Fixed Warrant. (6)
4.3	Form of Milestone Warrant. (6)
4.4	Form of Additional Warrant. (7)
4.5	Form of Selling Agent Warrant. (7)
10.1	Executive Employment Agreement by and between Registrant and Randy Ammon dated as of April 29, 2010. (4)
10.2	Form of Wireless Letter Agreement. (2)
10.3	Form of VoIP Letter Agreement. (2)
10.4	First Modification to Letter Agreements. (2)
10.5	Promissory Note of LY Holdings, LLC to Registrant. (2)
10.6	Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of April 29, 2010. (4)
10.7	Fifth Amended and Restated Commercial Note made by LY Holdings, LLC in favor of Chris T. Sullivan on February 11, 2010. (4)
10.8	First Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle executed August 12, 2010, but effective as of April 29, 2010. (7)
10.9	Registrant 2010 Stock and Incentive Compensation Plan, including a form of Employee Stock Option Agreement. (5)
10.10	Form of Restricted Stock Award Agreement pursuant to the 2010 Stock and Incentive Compensation Plan. (8)
10.11	Registration Rights Agreement by and among Registrant and Certain Purchasers. (7)
10.12	Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of November 11, 2010. (8)
10.13	Agreement by and between Bellsouth Telecommunications, Inc., d/b/a AT&T Kentucky and Southeast Telephone, Inc. dated as of July 25, 2008.*** (11)
10.14	Commercial Agreement by and between various AT&T ILECs and Southeast Telephone, Inc.*** (11)
10.15	Private Commercial Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.*** (11)
10.16	Agreement between Southeast Telephone, Inc. and Windstream Kentucky East, Inc. effective May 1, 2007.*** (11)
10.17	Lease and Option to Purchase Agreement by and between Pike County, KY and Southeast Telephone, Inc. dated as of January 1, 2004.*** (11)
10.18	Promissory Note by the Registrant and SE Acquisitions, LLC in favor of Community Trust Bank, Inc. dated October 1, 2010. (11)
10.19	Security Agreement by and among Registrant, SE Acquisitions, LLC and Community Trust Bank, Inc. dated as of October 1, 2010. (11)
10.20	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of March 29, 2011. (11)

Exhibit No.	Description
10.21	Promissory Note, dated as of January 21, 2011 by Registrant to First Savings Bank, F.S.B. (9)
10.22	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (9)
10.23	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Ronald L.Carmicle in favor of First Savings Bank, F.S.B. (9)
10.24	Absolute Continuing Guaranty Agreement, dated January 21, 2011, by Lightyear Network Solutions, LLC in favor of First Savings Bank, F.S.B. (9)
10.25	Security Agreement, dated January 21, 2011, by and between Lightyear Network Solutions, LLC and First Savings Bank, F.S.B. (9)
10.26	Lockbox and Account Control Agreement, dated as of January 21, 2011, by and among Lightyear Network Solutions, LLC, Fifth Third Bank and First SavingsBank, F.S.B. (9)
10.27	Stock Pledge Agreement, dated January 21, 2011, by LY Holdings, LLC in favor of First Savings Bank, F.S.B. (9)
10.28	Agreement dated January 21, 2011 by and between Registrant and Ronald L Carmicle. (9)
10.29	Subordination and Security Agreement dated as of February 12, 2010 by and between LYH and Registrant. (9)
10.30	Collateral Release Agreement dated January 21, 2011, by and among LYH, Lightyear Network Solutions, LLC, Registrant, Chris T. Sullivan, CTS Equities, Limited Partnership, and Rigdon O. Dees. (9)
10.31	Second Amendment to Settlement Agreement by and among LY Holdings, LLC, Lightyear Network Solutions, LLC, Chris Sullivan, LANJK, LLC, Rice Realty Company, LLC, Rigdon O. Dees III, CTS Equities Limited Partnership, and Ron Carmicle dated as of February 7, 2011. (10)
10.32	Consulting and Non-Competition Agreement dated as of May 1, 2011 by and between Registrant, LY Holdings, LLC and J. Sherman Henderson III. (12)
10.33	Lightyear Forbearance Agreement by and among LY Holdings, LLC and Registrant, dated as of May 11, 2011. (13)
10.34	Lightyear Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of August 9, 2011. (14)
10.35	Intercompany Obligations Settlement Agreement, dated as of November 4, 2011, by and among LY Holdings, LLC, Registrant and Chris Sullivan. (15)
10.36	Term Note, dated as of November 4, 2011, by LY Holdings, LLC to Registrant (15)
10.37	Security Agreement, dated November 4, 2011, by and between LY Holdings, LLC and Registrant (15)
10.38	Stock Pledge Agreement, dated November 4, 2011, by LY Holdings, LLC in favor of First Savings Bank, F.S.B. (15)
10.39	Stock Pledge Agreement, dated November 4, 2011, by LY Holdings, LLC in favor of Registrant (15)
10.40	Collateral Release Agreement dated November 4, 2011, by and among LY Holdings, LLC, Registrant and First Savings Bank, F.S.B. (15)
10.41	Term Note, dated as of November 4, 2011, by Registrant and Lightyear Network Solutions, LLC to Chris T. Sullivan. (15)
10.42	Security Agreement, dated November 4, 2011, by and between Registrant, Lightyear Network Solutions, LLC and Chris T. Sullivan. (15)
10.43	Guaranty, dated November 4, 2011, by J. Sherman Henderson in favor of Chris T. Sullivan. (15)
10.44	Promissory Note, dated as of December 16, 2011 by Registrant to First Savings Bank, F.S.B. (16)
10.45	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Lightyear Network Solutions, LLC in favor of First Savings Bank, F.S.B. (16)
10.46	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by J. Sherman Henderson III in favor of First Savings Bank, F.S.B. (16)
10.47	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Ronald L. Carmicle in favor of First Savings Bank, F.S.B. (16)
10.48	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by Chris T. Sullivan in favor of First Savings Bank, F.S.B. (16)
10.49	Absolute Continuing Guaranty Agreement, dated December 16, 2011, by W. Brent Rice in favor of First Savings Bank, F.S.B. (16)
10.50	Form of Option Termination Agreement. (17)
10.51	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of March 20, 2012. (18)
10.52	Commercial Note, dated as of December 19, 2012 by Lightyear Network Solutions, LLC to Central Bank of Jefferson County, Inc. (19)
10.53	Security Agreement, dated December 19, 2012 between Lightyear Network Solutions, LLC to Central Bank of Jefferson County, Inc. (19)
10.54	Guaranty, dated December 19, 2012, by Chris T. Sullivan in favor of Central Bank of Jefferson County, Inc. (19)
10.55	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of October 29, 2012. *
37

Exhibit No.	Description
10.56	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of March 20, 2013. *
21.1	List of Subsidiaries of Registrant *
23.1	Consent of Marcum, LLP *
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith
***	Assumed by SE Acquisitions, LLC on October 1, 2010
(1)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-QSB filed with the SEC on March 15, 2001.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 12, 2010.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 12, 2010.
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 29, 2010.
(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 18, 2010.
(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 28, 2010.
(7)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010.
(8)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010.
(9)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 25, 2011.
(10)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 11, 2011.
(11)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on March 30, 2011.
(12)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 27, 2011.
(13)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011.
(14)	Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2011.
(15)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on November 7, 2011.
(16)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 22, 2011.
(17)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 4, 2012.
(18)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on March 30, 2012.
(19)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 26, 2012.

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

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen M. Lochmueller	Chief Executive Officer	April 1, 2013
Stephen M. Lochmueller	(Principal Executive Officer)

/s/ Randy Ammon	President, Chief Operating Officer and	April 1, 2013
Randy Ammon	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

/s/ Chris T. Sullivan	Director	April 1, 2013
Chris T. Sullivan

/s/ Brent Rice	Director	April 1, 2013
Brent Rice

/s/ Ronald L. Carmicle	Director	April 1, 2013
Ronald L. Carmicle

/s/ W. Bruce Lunsford	Director	April 1, 2013
W. Bruce Lunsford

/s/ Jeffrey T. Hardesty	Director	April 1, 2013
Jeffrey T. Hardesty

