Form 10-Q
period 2013-03-31
Lightyear Network Solutions, Inc.
filed 2013-05-16
CIK 1130888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 14, 2013, there were 22,086,641 shares of the issuer’s common stock outstanding.

Lightyear Network Solutions, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended March 31, 2013	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	21

ITEM 4. Controls and Procedures.	21

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 1A. Risk Factors.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	22

ITEM 4. Mine Safety Disclosures.	22

ITEM 5. Other Information.	22

ITEM 6. Exhibits.	23

Signatures.	24

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets:
Cash	$46,092	$48,424
Accounts receivable, net	4,492,368	4,694,100
Vendor deposits	1,906,895	1,894,522
Inventories, net	208,484	267,427
Prepaid expenses and other current assets	978,517	1,137,654

Total Current Assets	7,632,356	8,042,127

Property and equipment, net	4,216,647	5,511,426
Intangible assets, net	1,382,916	1,492,083

Total Assets	$13,231,919	$15,045,636

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$5,335,882	$6,212,388
Interest payable - related parties	43,397	114,972
Accrued agent commissions	470,051	459,712
Accrued agent commissions - related parties	762	847
Deferred revenue	484,193	473,957
Other liabilities	2,161,034	1,667,724
Other liabilities - related parties	188,307	142,330
Current portion of notes payable	2,317,331	934,529
Current portion of note payable - related party	6,250,000	-
Current portion of capital lease obligations	81,278	164,662

Total Current Liabilities	17,332,235	10,171,121
Notes payable, non-current portion	864,478	2,400,441
Note payable - related party, non-current portion	-	6,250,000
Capital lease obligations, non-current portion	37,877	711,255
Deferred tax liability	37,830	37,830

Total Liabilities	18,272,420	19,570,647

Commitments and contingencies

Stockholders' Deficiency:
Common stock, $0.001 par value; 70,000,000 shares authorized;
22,086,641 shares issued and outstanding at
March 31, 2013 and December 31, 2012	22,087	22,087
Note receivable from affiliate	(1,223,203)	(1,223,203)
Additional paid-in capital	10,205,911	10,148,545
Accumulated deficit	(14,045,296)	(13,472,440)
Total Stockholders' Deficiency	(5,040,501)	(4,525,011)
Total Liabilities and Stockholders' Deficiency	$13,231,919	$15,045,636

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2013	2012

Revenues	$15,589,727	$16,974,839

Cost of revenues	10,852,244	11,065,757

Gross Profit	4,737,483	5,909,082

Operating Expenses
Commission expense	1,166,603	1,504,214
Commission expense - related parties	48,400	17,824
Depreciation and amortization	284,607	334,570
Bad debt expense	240,735	227,733
Selling, general and administrative expenses	3,464,814	4,242,483
Selling, general and administrative expenses - related party	-	74,000

Total Operating Expenses	5,205,159	6,400,824

Loss From Operations	(467,676)	(491,742)

Other Income (Expense)
Interest income	113	3,013
Interest expense	(48,887)	(63,856)
Interest expense - related parties	(66,284)	(70,027)
Other income	9,878	1,393

Total Other Expense	(105,180)	(129,477)

Net Loss	$(572,856)	$(621,219)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,406,351	22,279,558

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Three Months Ended March 31, 2013

(unaudited)

			Note
			Receivable	Additional
	Common Stock		From	Paid-In	Accumulated
	Shares	Amount	Affiliate	Capital	Deficit	Total
Balance - December 31, 2012	22,086,641	$22,087	$(1,223,203)	$10,148,545	$(13,472,440)	$(4,525,011)

Stock-based compensation	-	-	-	57,366	-	57,366

Net loss	-	-	-	-	(572,856)	(572,856)
Balance - March 31, 2013	22,086,641	$22,087	$(1,223,203)	$10,205,911	$(14,045,296)	$(5,040,501)

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(572,856)	$(621,219)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	284,607	334,570
Provision for bad debt expense	240,735	227,733
Stock-based compensation	57,366	406,408
Gain on sale of property and equipment	(9,878)	-
Changes in operating assets and liabilities:
Accounts receivable	(39,003)	186,179
Vendor deposits	(12,373)	(60,855)
Inventories	58,943	24,078
Prepaid expenses and other current assets	159,137	110,756
Accounts payable	(876,506)	(31,175)
Interest payable – related parties	(71,575)	(810)
Accrued agent commissions	10,339	23,237
Accrued agent commissions – related parties	(85)	57
Deferred revenue	10,236	20,823
Other liabilities	493,310	(97,398)
Other liabilities – related parties	45,977	14,438

Total Adjustments	351,230	1,158,041

Net Cash (Used In) Provided By Operating Activities	(221,626)	536,822

Cash Flows From Investing Activities
Purchases of property and equipment	(37,223)	(112,268)
Proceeds from the sale of property and equipment	1,295,167	-

Net Cash Provided By (Used In) Investing Activities	1,257,944	(112,268)

Cash Flows From Financing Activities
Repayments of capital lease obligations	(885,489)	(67,398)
Repayments of notes payable	(653,161)	(222,687)
Proceeds from note payable	500,000	-

Net Cash Used In Financing Activities	(1,038,650)	(290,085)

Net (Decrease) Increase In Cash	(2,332)	134,469

Cash – Beginning	48,424	108,133

Cash – Ending	$46,092	$242,602

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$181,644	$130,437
Non-cash investing and financing activites:
Acquisition of property and equipment via capital lease	$23,006	$90,930

See Notes to these Condensed Consolidated Financial Statements

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note A – Organization, Operations and Basis of Presentation

Organization and Operations

Lightyear Network Solutions, Inc. (“LNSI”) was incorporated in 1997 and operates through its wholly owned subsidiaries, Lightyear Network Solutions, LLC, a Kentucky limited liability company organized in 2003 (“Lightyear LLC”), and SE Acquisitions, LLC d/b/a Lightyear Network Solutions of Kentucky, a Kentucky limited liability company organized on June 22, 2010 (“Lightyear-KY”) (collectively, “Lightyear” or the “Company”). The Company was organized for the purpose of selling and marketing telecommunication services and solutions, and owning other companies which sell and market telecommunication services and solutions. Lightyear provides telecommunications services throughout the United States and Puerto Rico primarily through a distribution network of authorized independent agents and representatives. In addition to long distance and local service, Lightyear currently offers a wide array of telecommunications services including internet/intranet, calling cards, advanced data, wireless, Voice over Internet Protocol (“VoIP”) and conference calling. Lightyear is a licensed local carrier in 43 states and provides long distance service in 49 states and Puerto Rico. Lightyear delivers service to approximately 54,000 customer locations. Lightyear maintains its own network infrastructure and is a telecommunications reseller and competes, both directly at the wholesale level and through agents and representatives, at the retail level. Lightyear is subject to regulatory requirements imposed by the Federal Communications Commission (“FCC”), state and local governmental agencies. Regulations by the FCC as well as state agencies include limitations on types of services and service areas offered to the public.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2013 and for the three months then ended. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of Lightyear for the year ended December 31, 2012 which were filed with the Securities and Exchange Commission on April 1, 2013. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed consolidated financial statements.

Note B – Going Concern and Management Plans

As of March 31, 2013, Lightyear had cash of approximately $46,000, a working capital deficit of approximately $9,700,000 and an accumulated deficit of approximately $14,045,000.

The Company’s principal sources of liquidity consist of available borrowings under its revolving credit line, potential cash provided by operations, and cash on hand. As of March 31, 2013, the Company has approximately $250,000 of the $500,000 revolving credit line limit outstanding.

The Company has a significant amount of notes payable due within the next year. The revolving credit line matures on December 19, 2013. Currently, the Company has approximately $250,000 that will be due on this note. The Company has a bank loan that matures on January 25, 2014, at which time a balloon payment of approximately $1,247,000 will be due. Additionally, the Company has a loan with a related party that will mature on February 28, 2014. At the time of maturity, a balloon payment of $6,250,000 will be due.

Until recently, the cash and cash generated from operations have been sufficient to fund the Company’s capital needs and operating expenses. However, the Company believes that there will be insufficient cash generated to pay the balloon payments that are due in the next twelve months on the various notes. If the Company is unable to refinance the maturing notes by the time they are due, it may be forced to sell its assets, restructure its indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection. As a result of these actual and anticipated events, the lower than desired working capital and the likely settlement payments due to the FCC (see Note K – Commitments and Contingencies), there is substantial doubt about the Company’s ability to continue as a going concern.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note B – Going Concern and Management Plans – Continued

On May 13, 2013, effective May 10, 2013, the Company entered into an Asset Purchase Agreement (the “APA”) whereby, subject to certain approvals and conditions, substantially all of the Company’s assets will be sold to Birch Communications, Inc. for $22 million (subject to certain purchase price adjustments) (the “Asset Sale”). In addition, the Company’s Board of Directors also approved a Plan of Dissolution, whereby, subject to the closing of the Asset Sale, the Company will utilize the proceeds from the Asset Sale to satisfy the Company’s liabilities to creditors and will wind down and liquidate the Company, with all remaining funds, if any, being distributed to the Company’s common stockholders. See Note L – Subsequent Events for additional details.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary should the Company be unable to continue as a going concern or be required to apply the liquidation basis of accounting should the Asset Sale be consummated.

Note C – Summary of Significant Accounting Policies

Principles of Consolidation

The balance sheets, statements of operations, changes in stockholders’ deficiency, and cash flows of the Company and its wholly-owned subsidiaries have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. The Company and its wholly-owned subsidiaries are managed as a single business and a single segment. Activity with its wholly-owned subsidiary, Lightyear Alliance of Puerto Rico, LLC, is insignificant.

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

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $871,629 and $772,479 as of March 31, 2013 and December 31, 2012, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. Management’s policy is to fully reserve all accounts that are 180 days past due. Accounts are written off after use of a collection agency is deemed to be no longer effective.

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

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note C – Summary of Significant Accounting Policies – Continued

Revenue Recognition – Continued

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable and accounts payable, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable and capital lease obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Loss Per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

The following table reconciles the numerator and denominator for the calculation:

	For The Three Months Ended
	March 31
	2013	2012
Basic and diluted loss per share:
Numerator:
Net loss	$(572,856)	$(621,219)

Denominator:
Weighted average common shares outstanding	22,086,641	22,086,641
Weighted average warrants outstanding with an exercise price of $0.01 or less	319,710	192,917
Weighted average basic and diluted shares outstanding	22,406,351	22,279,558

Loss per basic and diluted share	$(0.03)	$(0.03)

The following securities are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive:

	March 31,
	2013	2012
Employee stock options	732,500	891,500
Warrants	1,065,429	1,053,014
Total potentially dilutive shares	1,797,929	1,944,514

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note C – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification ("ASC") Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on the Company’s condensed consolidated financial statements or disclosures if liquidation of the Company became imminent.

Note D – Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,	Range of Estimated
	2013	2012	Useful Lives
	(unaudited)

Land	$-	$313,875	Not depreciable
Equipment and computers	7,269,502	7,223,733	1 - 25 years
Buildings	68,716	985,352	10 - 30 years
Furniture and fixtures	67,781	67,781	1 - 5 years
Vehicles	330,540	331,033	5 - 7 years
Leasehold improvements	866,055	866,055	[A]
	8,602,594	9,787,829

Less: accumulated depreciation and amortization	(4,385,947)	(4,276,403)

Property and equipment, net	$4,216,647	$5,511,426

[A] Leasehold improvements are amortized over the lesser of the term of the lease or the asset's economic useful life

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was approximately $175,000 and $220,000, respectively.

On January 17, 2013, Lightyear-KY exercised an option under a lease to purchase certain leased property (the “Leased Premises”, see Note F – Capital Lease Obligations). Immediately following its purchase of the Leased Premises, Lightyear-KY sold the Leased Premises and five additional adjacent properties for a cash purchase price of $1,275,000 (the “Pikeville Sale”). See Note G – Notes Payable for details of the repayment of the related indebtedness. There was no gain or loss recorded in conjunction with the Pikeville Sale because the Company recorded an impairment charge of approximately $938,000 in connection with the assets being sold as of December 31, 2012.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note E – Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Excise, state, local and property taxes payable	$742,984	$729,118
Other accrued expenses	198,003	126,426
Payroll, payroll taxes and bonuses	142,966	300,139
Deferred rent	185,061	200,066
FCC settlement	477,000	-
Regulatory fees	314,923	205,527
Customer security deposits	100,097	106,448

	$2,161,034	$1,667,724

Note F – Capital Lease Obligations

The Company leased a building and land which Lightyear-KY used as its Administrative and Customer Care Headquarters. The original term of the lease was 10 years through December 31, 2013. Lightyear-KY had an option to purchase the Leased Premises at any time during the term of the Lease upon written notice to the lessor at least 30 days before the date on which Lightyear-KY desired to exercise the option and purchase the Leased Premises. On January 17, 2013, the Company exercised the option to purchase the Leased Premises, which, pursuant to its terms, resulted in the termination of the lease. Pursuant to its terms, the capitalized lease obligation, which had a principal balance of approximately $737,000, was terminated upon exercise of the option. See Note D – Property and Equipment and Note G – Notes Payable for additional details.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Notes Payable

Notes payable are as follows:

	March 31,	December 31,
	2013	2012
	(unaudited)
Note payable - variable interest rate (5.00% as of March 31, 2013). The note has monthly principal and interest payments of $47,874. Principal and unpaid interest due on September 30, 2015. The note payable is secured by a first priority security interest in Lightyear-KY's assets. The note is further secured by a first priority perfected security interest in the membership interests in Lightyear-KY held by LNSI.	$1,347,242	$1,473,218

Note payable - variable interest rate (4.25% as of December 31, 2012). The note had monthly principal and interest payments of $871. Principal and unpaid interest was due on January 26, 2014. The note payable was secured by a mortgage on a specific real property and is further secured by the assignment of future rents. [1]	-	11,041

Note payable - variable interest rate (4.25% as of December 31, 2012). The note had monthly principal and interest payments of $970. Principal and unpaid interest was due on October 18, 2024. The note payable was secured by a mortgage on a specific real property. [1]	-	102,375

Note payable - fixed interest rate of 6.99%. The note had monthly principal and interest payments of $935. Principal and unpaid interest was due on October 1, 2020.The note payable was secured by a mortgage on a specific real property. [1]	-	65,936

Note payable - fixed interest rate of 6.25%. The note has monthly principal and interest payments of $2,882. Principal and unpaid interest due on April 4, 2015.The note payable is secured by motor vehicles owned by Lightyear-KY.	67,317	74,831

Note payable - fixed interest rate of 6.00%. The note has monthly principal and interest payments of $37,780. Unpaid principal and interest due on January 25, 2014. The note payable is secured by Lightyear LLC’s lockbox bank account, business operating bank account, other tangible and intangible assets, the pledge of two million shares of the Company’s common stock owned by LY Holdings, as well as the personal guaranties of certain directors of the Company and a guaranty by Lightyear LLC. [2]	1,517,584	1,607,569

Revolving $500,000 secured commercial promissory note (the "Credit Facility"). The Credit Facility matures on December 19, 2013 and bears interest at an annual rate equal to the bank’s index rate plus 1.75%, but not more than 5.00% per annum. The Company is required to make monthly interest payments, with the outstanding principal amount payable at maturity. The Credit Facility is secured by a subordinated security interest in all of Lightyear’s assets and the personal guaranty of a director (Chris Sullivan or “Sullivan”).	249,666	-

Total Notes Payable	3,181,809	3,334,970
Less: Current Portion	2,317,331	934,529
Non-Current Portion of Notes Payable	$864,478	$2,400,441

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note G – Notes Payable – Continued

[1]	On January 17, 2013, the Company repaid notes payable with an aggregate principal balance of approximately $179,000 in connection with the Pikeville Sale because the assets sold had been collateralizing these loans. See Note D – Property and Equipment and Note E – Capital Lease Obligations for additional details.

[2]	The Company is required to make a balloon payment, consisting of unpaid principal and interest, of approximately $1,247,000 on January 25, 2014. On March 29, 2013, the bank elected to eliminate certain earnings-related debt covenants effective January 1, 2013 for the balance of the loan term.

Note H – Related Party Transactions

Lightyear has significant transactions with its largest stockholder, LY Holdings, LLC (“LY Holdings”) and members of LY Holdings. Lightyear also conducts business with certain companies or individuals which are related parties either by having common ownership or because they are controlled by members of LY Holdings, the directors and/or officers of the Company or by relatives of members of LY Holdings, directors of the Company and/or officers of the Company. Aggregate related party transactions are segregated on the face of the balance sheets and statements of operations.

On March 20, 2013, Chris Sullivan agreed to forbear from demanding repayment of a note with a principal amount of $6,250,000 (the “Settlement Note”) until February 28, 2014.

Commission expense – related parties includes certain VoIP and wireless revenue override payments due to directors of the Company and/or members of LY Holdings (the “Letter Agreement Holders”). During the three months ended March 31, 2013 and 2012, Lightyear recorded approximately $46,000 and $14,000 of VoIP and wireless revenue override expense, respectively, which was classified as commission expense – related parties in the condensed consolidated statements of operations. All of the Letter Agreement Holders (with the exception of one holder) agreed to waive their rights to revenue override payments during 2012. As of March 31, 2013, the Company has accrued approximately $188,000 related to VoIP and wireless revenue override payments.

The Company obtained consulting services from a former officer and director, pursuant to a one year consulting agreement which terminated on April 30, 2012. Aggregate consulting expense was approximately $0 and $74,000 for the three months ended March 31, 2013 and 2012, respectively, which was classified as selling, general and administrative expenses – related party in the condensed consolidated statements of operations.

Note I – Supplier Concentration

Of the telecommunications services used in its operations, Lightyear secured approximately 32%, 21%, and 13% during the three months ended March 31, 2013 from three suppliers and 31%, 21% and 12% during the three months ended March 31, 2012 from the same three suppliers. Although there are other suppliers of these services, a change in suppliers could have an adverse effect on the business which could ultimately negatively affect operating results.

Note J – Stockholders’ Deficiency

Warrants

Additional Warrants

In connection with a prior equity financing, the Company is required to periodically issue exercisable five-year warrants to purchase shares of common stock to investors with an exercise price of $0.01 per share and to selling agents with an exercise price of $4.00 per share (the “Additional Warrants”). The Additional Warrants are issued pursuant to a pre-determined formula at the end of each calendar quarter during which shares originally purchased in the equity financing are held by the original investor. The Additional Warrants are eligible to be issued for a period of five years from the equity financing. The Company issued 33,077 Additional Warrants (30,070 were issued to investors and 3,007 were issued to selling agents) during the three months ended March 31, 2013. As of March 31, 2013, there were 384,390 Additional Warrants outstanding, of which 349,446 were issued to investors and 34,944 were issued to selling agents.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note J – Stockholders’ Deficiency – Continued

Warrants – Continued

Summary

A summary of the warrant activity for the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding at December 31, 2012	1,381,798	$3.08
Granted	33,077	0.37
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2013	1,414,875	$3.01	2.8	$24,461

Exercisable at March 31, 2013	1,414,875	$3.01	2.8	$24,461

Stock Option Grants

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	n/a	0.95%
Expected term (years)	n/a	5.25
Expected volatility	n/a	42.90%
Expected dividends	n/a	0.00%

The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was $0.09 per share.

The Company recognized approximately $57,000 and $406,000 of stock-based compensation expense during the three months ended March 31, 2013 and 2012, respectively, related to stock option grants, which is reflected as selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2013, there was approximately $23,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 0.1 years.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note J – Stockholders’ Deficiency – Continued

Stock Option Grants – Continued

A summary of the status of options issued under the 2010 Stock and Incentive Compensation Plan during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Balance, December 31, 2012	738,832	$0.31
Granted	-	-
Exercised	-	-
Forfeited	(6,332)	0.43
Balance, March 31, 2013	732,500	$0.31	8.7	$-

Exercisable, March 31, 2013	709,984	$0.28	8.8	$-

Note K – Commitments and Contingencies

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

In July 2008, the Enforcement Bureau of the Federal Communications Commission (“FCC”) notified Lightyear that it was investigating allegations that Lightyear may have violated certain FCC rules related to the payment of certain regulatory fees since January 2005. Lightyear responded to the data request in September 2008 and provided information concerning Lightyear’s Universal Service Fund contributions and other regulatory fees. In August 2012, the FCC asked for updated information and Lightyear responded in October 2012. In March 2013, Lightyear executed a tolling agreement with the FCC extending the statute of limitations until June 14, 2013 with respect to the investigation. Lightyear believes that it has paid all applicable regulatory fees, but has learned that the FCC’s investigation primarily relates to the timing of the Company’s payments. While there is no final agreement, based on conversations with the FCC, on April 22, 2013, Lightyear believes this matter will most likely be settled with a voluntary contribution to the Universal Service Fund of approximately $477,000. Accordingly, Lightyear has recorded this estimated liability and recognized an increase in cost of goods sold.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note L – Subsequent Events

Asset Purchase Agreement

On May 13, 2013, effective May 10, 2013, the Company entered into an APA with Birch Communications, Inc. (“Birch”) pursuant to which the Company will sell, and Birch will acquire, substantially all of the assets (the “Assets”) of the Company. The base purchase price for the Assets under the APA is $22 million, and is subject primarily to downward adjustment depending on whether the Company meets certain pre-closing financial targets or on account of specified working capital adjustments, as described in more detail in the APA. The proposed transaction is subject to Company stockholder approval, customary regulatory approvals and other closing conditions. The Company intends to call a Special Meeting of the stockholders to seek approval of the APA and will file proxy materials with the Securities and Exchange Commission as soon as practicable.

The Company expects to use the net proceeds from the transaction to fund (a) repayment of the Company’s approximately $9.4 million of outstanding secured indebtedness, including but not limited to the $6.25 million Settlement Note and (b) satisfaction of an estimated amount of approximately $9.5 million of other Company obligations, including vendor obligations, transaction costs, severance and other post-closing costs. At closing, $2.2 million of the purchase price will be placed into escrow to serve as security for payments in satisfaction of (a) any post-closing adjustment; or (b) the Company’s indemnification obligations under the APA. Any remaining amounts will be released from escrow no later than December 15, 2013. The Company estimates transaction costs will total approximately $0.5 million.

Under the APA, the Company must pay Birch a termination fee of $0.5 million if the Company terminates the APA to enter into a “superior proposal” (as that term is defined in the APA) or if the Company’s stockholders do not approve the Asset Sale. Birch may terminate the APA at any time upon payment to the Company of a $0.5 million termination fee.

On May 13, 2013, effective May 10, 2013, as a condition to Birch entering into the APA, Birch and LY Holdings (an affiliate and 45% beneficial owner of the Company) entered into a voting agreement, pursuant to which, among other things, LY Holdings has agreed, subject to the terms thereof, to vote all of its shares of common stock in favor of approval of the APA at the Company’s stockholder meeting.

Plan of Dissolution

On May 9, 2013, the Company’s board of directors approved the liquidation and dissolution of the Company pursuant to a Plan of Dissolution (the “Plan of Dissolution”), subject to stockholder approval. The Company intends to call a Special Meeting of the stockholders to seek approval of the Plan of Dissolution and will file proxy materials with the Securities and Exchange Commission as soon as practicable. The Plan of Dissolution provides for the liquidation and dissolution of the Company only upon consummation of the transactions contemplated by the APA. Following payment of all debt and other liabilities of the Company, including vendor obligations, severance, transaction costs and other post-closing expenses, the Company expects to distribute the remaining proceeds, if any, to its common stockholders.

Amendment to Interest Note

On May 10, 2013, in connection with the APA, the Company and LY Holdings agreed to amend the terms of a note receivable with a principal amount of $1,223,203 (the “Interest Note”). The maturity date for that portion of indebtedness under the Interest Note to be set off against any distribution in connection with the APA was amended to be the earlier of (i) the date LY Holdings will be due a monetary distribution, if any, from the Company following consummation of the transactions contemplated by the APA or (ii) November 4, 2016, the original maturity date. The amendment states that any potential distribution to LY Holdings in connection with a distribution to common stockholders associated with the dissolution of the Company following the closing of the Asset Sale, will first be offset against the outstanding principal and interest on the Interest Note.

Lightyear Network Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note L – Subsequent Events – Continued

Retention Agreements

On May 13, 2013, in connection with the APA, the Company also entered into retention agreements with each of the three named executive officers. Under the terms of the retention agreements, each of the named executive officers has agreed to remain employed in his current capacity for purposes of consummating the transactions contemplated by the APA (“Closing”) and to complete the liquidation, winding up and dissolution of the Company pursuant to the Plan of Dissolution.

Under the retention agreements, each named executive officer is entitled to a one-time payment equal to his current annual base salary (potentially an aggregate of $555,000) upon either (i) his termination by the Company without cause or (ii) the consummation of the transactions contemplated by the APA and the subsequent liquidation, winding up and dissolution of the Company. Each named executive officer is entitled to a one-time payment equal to one-half his current annual base salary upon his voluntary termination of employment with the Company (or his death) following the consummation of the transactions contemplated by the APA but before the liquidation, winding up and dissolution of the Company. No named executive officer will be entitled to any payments under the retention agreements if any such officer (i) voluntarily terminates his employment with the Company (or dies) before consummation of the transactions contemplated by the APA or (ii) is terminated by the Company for cause.

Acceleration of Additional Warrants

On May 9, 2013, in connection with the APA, the Board approved the acceleration of the issuance (prior to the record date of the Special Meeting) of all of the Additional Warrants (see Note J – Stockholders’ Deficiency – Warrants – Additional Warrants for additional details) that are issuable in future periods. As a result, warrants to purchase approximately 297,000 shares of common stock at an exercise price of $0.01 per share will be issued.

Amendment to Articles of Incorporation

On May 9, 2013, pursuant to the terms of the APA, the Board approved, subject to stockholder approval, an amendment to the Company’s Articles of Incorporation to change the name of the Company to “LYNS INC.” following the consummation of the transactions contemplated by the APA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Lightyear Network Solutions, Inc. and Subsidiaries (“Lightyear” or the “Company”) for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Lightyear. References to Lightyear LLC refer to the Company’s wholly-owned subsidiary Lightyear Network Solutions, LLC. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Risk Factors” under Item 1A of Part I of Lightyear’s Form 10-K filed April 1, 2013.

Recent Developments

Asset Purchase Agreement

On May 13, 2013, effective May 10, 2013, we entered into an Asset Purchase Agreement (the “APA”) with Birch Communications, Inc. (“Birch”) pursuant to which we will sell, and Birch will acquire, substantially all of our assets (the “Assets”). The base purchase price for the Assets under the APA is $22 million, and is subject primarily to downward adjustment depending on whether we meet certain pre-closing financial targets or on account of specified working capital adjustments, as described in more detail in the APA. The proposed transaction is subject to our stockholder approval, customary regulatory approvals and other closing conditions. We intend to call a Special Meeting of the stockholders to seek approval of the APA and will file proxy materials with the Securities and Exchange Commission as soon as practicable.

We expect to use the net proceeds from the transaction to fund (a) repayment of our approximately $9.4 million of outstanding secured indebtedness, including but not limited to the $6.25 million Settlement Note and (b) satisfaction of an estimated amount of approximately $9.5 million of our other obligations, including vendor obligations, transaction costs, severance and other post-closing costs. At closing, $2.2 million of the purchase price will be placed into escrow to serve as security for payments in satisfaction of (a) any post-closing adjustment; or (b) our indemnification obligations under the APA. Any remaining amounts will be released from escrow no later than December 15, 2013. We estimate transaction costs will total approximately $0.5 million.

Under the APA, we must pay Birch a termination fee of $0.5 million if we terminate the APA to enter into a “superior proposal” (as that term is defined in the APA) or if our stockholders do not approve the Asset Sale. Birch may terminate the APA at any time upon payment to us of a $0.5 million termination fee.

On May 13, 2013, effective May 10, 2013, as a condition to Birch entering into the APA, Birch and LY Holdings, LLC (“LY Holdings”) (an affiliate and 45% beneficial owner of us) entered into a voting agreement, pursuant to which, among other things, LY Holdings has agreed, subject to the terms thereof, to vote all of its shares of common stock in favor of approval of the APA at our stockholder meeting.

Plan of Dissolution

On May 9, 2013, our board of directors approved the liquidation and dissolution of Lightyear pursuant to a Plan of Dissolution (the “Plan of Dissolution”), subject to stockholder approval. We intend to call a Special Meeting of the stockholders to seek approval of the Plan of Dissolution and will file proxy materials with the Securities and Exchange Commission as soon as practicable. The Plan of Dissolution provides for the liquidation and dissolution of Lightyear only upon consummation of the transactions contemplated by the APA. Following payment of all of our debt and other liabilities, including vendor obligations, severance, transaction costs and other post-closing expenses, we expect to distribute the remaining proceeds, if any, to our common stockholders.

Amendment to Interest Note

On May 10, 2013, in connection with the APA, we and LY Holdings agreed to amend the terms of a note receivable with a principal amount of $1,223,203 (the “Interest Note”). The maturity date for that portion of indebtedness under the Interest Note to be set off against any distribution in connection with the APA was amended to be the earlier of (i) the date LY Holdings will be due a monetary distribution, if any, from us following consummation of the transactions contemplated by the APA or (ii) November 4, 2016, the original maturity date. The amendment states that any potential distribution to LY Holdings in connection with a distribution to common stockholders associated with the dissolution of Lightyear following the closing of the Asset Sale, will first be offset against the outstanding principal and interest on the Interest Note.

Retention Agreements

On May 13, 2013, in connection with the APA, we also entered into retention agreements with each of our three named executive officers. Under the terms of the retention agreements, each of the named executive officers has agreed to remain employed in his current capacity for purposes of consummating the transactions contemplated by the APA (“Closing”) and to complete the liquidation, winding up and dissolution of Lightyear pursuant to the Plan of Dissolution.

Under the retention agreements, each named executive officer is entitled to a one-time payment equal to his current annual base salary (potentially an aggregate of $555,000) upon either (i) his termination by us without cause or (ii) the consummation of the transactions contemplated by the APA and the subsequent liquidation, winding up and dissolution of Lightyear. Each named executive officer is entitled to a one-time payment equal to one-half his current annual base salary upon his voluntary termination of employment with us (or his death) following the consummation of the transactions contemplated by the APA but before the liquidation, winding up and dissolution of Lightyear. No named executive officer will be entitled to any payments under the retention agreements if any such officer (i) voluntarily terminates his employment with us (or dies) before consummation of the transactions contemplated by the APA or (ii) is terminated by us for cause.

Acceleration of Additional Warrants

On May 9, 2013, in connection with the APA, our board of directors approved the acceleration of the issuance (prior to the record date of the Special Meeting) of all of the Additional Warrants (see Note J – Stockholders’ Deficiency – Warrants – Additional Warrants for additional details) that are issuable in future periods. As a result, warrants to purchase approximately 297,000 shares of common stock at an exercise price of $0.01 per share will be issued.

Amendment to Articles of Incorporation

On May 9, 2013, pursuant to the terms of the APA, our board of directors approved, subject to stockholder approval, an amendment to our Articles of Incorporation to change our name to “LYNS INC.” following the consummation of the transactions contemplated by the APA.

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

Lightyear provides telecommunications services in 49 states and Puerto Rico and is a licensed local carrier in 43 states. We sell our products and services primarily through a distribution network of approximately 150 authorized independent agents and more than 6,500 independent representatives.

Lightyear provides service to approximately 54,000 customer locations as of March 31, 2013. We have built regional customer concentrations which provide a contiguous service area and operational efficiencies, resulting in higher margins, as well as a nationwide distribution network through which additional new concentrations may be built.

Lightyear-KY falls within the FCC’s definition of a rural Competitive Local Exchange Carrier (CLEC) because its entire service area falls within rural markets. This allows us to charge a premium “rural exempt” rate for interstate switched access services. On November 18, 2011, the FCC released an order (the “Order”) which established a framework for reform of the intercarrier compensation system and Federal Universal Service Fund. We estimate that the Order could have the impact of reducing our 2012/2013 base year rates by approximately 1% and 2.3% during 2014 and 2015, respectively.

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

Operating Expenses

Operating expenses include:

•	commission expense which consists of payments to agents based on a percentage of the monthly billings and upfront payments to agents at the time the customer was acquired;
•	depreciation and amortization, including depreciation of long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	bad debt expense represents an estimate of the incremental non-collectible receivables; and
•	selling, general and administrative expenses which consist of selling, advertising, marketing, billing and promotion expenses, plus salaries and benefits, rent associated with our office space, professional fees, travel and entertainment, depreciation and amortization and other costs.

Other Income (Expense)

Other income (expense) includes:

•	interest expense represents interest payable on notes payable to financial institutions or on capital lease obligations;
•	interest expense – related parties represents interest payable on a current note payable to a Company director

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview

Loss from operations was $0.5 million for the three months ended March 31, 2013 and March 31, 2012. A $1.2 million reduction in operating expenses (primarily headcount and related costs) was offset by a $0.7 million reduction in gross profit (due to a 8% decline in revenues and a 1% decline in the gross profit percentage) and a $0.5 million provision for a FCC settlement.

Revenues

Revenues were approximately $15.6 million and $17.0 million, respectively, for the three months ended March 31, 2013 and 2012, a decrease of $1.4 million or 8%. The decrease of $1.4 million resulted primarily from continued market pressures, including heightened competition. The following table presents our operating revenues by product category for the three months ended March 31, 2013 and 2012.

	(in millions)
	For The Three Months Ended
	March 31,
	2013	2012
Voice service	$3.7	$4.1
Local service	6.6	6.9
VoIP	0.8	0.8
Data services	1.9	1.8
Wireless services	1.0	1.3
Representative fees	0.3	0.5
Regulatory revenue	0.6	0.8
Other services	0.7	0.8
TOTAL	$15.6	$17.0

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 and 2012 amounted to approximately $10.9 million (70% of revenue) and $11.1 million (65% of revenue), respectively, a decrease of $0.2 million or 2%. See gross profit discussion.

Gross Profit

Gross profits were approximately $4.7 million (30% of revenue) and $5.9 million (35% of revenue), respectively, for the three months ended March 31, 2013 and 2012, a decrease of $1.2 million or 20%, or a 5% change in the gross margin percentage. The decline in revenues has been concentrated in the higher-margin revenue streams, such that the decline in the gross margin percentage is a function of the revenue mix, a 2013 FCC settlement provision, plus fewer credits from carriers.

Operating Expenses

Operating expenses decreased $1.2 million, or 19%, to $5.2 million from $6.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily attributable to a 17% decline in full-time employees from 162 at March 31, 2012 to 134 at March 31, 2013, declines in commission expense (mainly due to the decline in revenues and promotional programs), the 2012 run off of the former CEO’s consulting arrangement and less depreciation/amortization expense (primarily due to the 2013 asset sales).

Other Income (Expense)

Interest expense for the three months ended March 31, 2013 remained consistent with the three months ended March 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity and Future Liquidity Requirements

As of March 31, 2013, we had cash of approximately $46,000, a working capital deficit of approximately $9,700,000 and an accumulated deficit of approximately $14,045,000.

Our principal sources of liquidity consist of available borrowings under our revolving credit line, potential cash provided by operations, and cash on hand. As of March 31, 2013 we have approximately $250,000 of our $500,000 revolving credit line limit outstanding.

We have a significant amount of notes payable due within the next year. Our revolving credit line matures on December 19, 2013. Currently, we have approximately $250,000 that will be due on this note. We have a bank loan that matures on January 25, 2014, at which time we expect a balloon payment of approximately $1,247,000 will be due. Additionally, we have a loan with a related party (the Settlement Note) that will mature on February 28, 2014. At the time of maturity, we expect a balloon payment of $6,250,000 will be due.

Until recently, our cash and cash generated from operations have been sufficient to fund our capital needs and operating expenses. However, we believe that there will be insufficient cash generated to pay the balloon payments that are due in the next twelve months on the various notes. If we are unable to refinance the maturing notes by the time they are due, we may be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection. As a result of these actual and anticipated events, our lower than desired working capital and the likely settlement payments due to the FCC, there is substantial doubt about our ability to continue as a going concern.

The asset sale to Birch is the result of a review of strategic alternatives for our company by the Board in light of financial exigencies facing us. While we continue to manage near term liquidity and capital needs, management has not developed any plan to improve our long term liquidity and capital resource position apart from the sale of assets to Birch followed by the complete dissolution and liquidation of Lightyear Network Solutions, Inc. after the consummation of the transaction with Birch. In this respect, the Board of Directors approved the Plan of Dissolution on May 9, 2013. The Plan of Dissolution is conditioned on the consummation of the transaction with Birch and obtaining approval of the Plan of Dissolution by our stockholders at the Special Meeting of stockholders to approve the transaction with Birch.

The sale to Birch is contingent on receiving approval from a number of sources including our stockholders, the FCC, as well as certain state regulatory authorities. If we receive the approvals, complete the asset sale to Birch and our stockholders approve the Plan of Dissolution, the Plan of Dissolution will become effective. Thereafter, we will cease to do business and will not engage in any business activities except for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to stockholders, and doing other acts required to liquidate and wind up our business and affairs.

Three Months Ended March 31, 2013 and 2012

Operating Activities

Net cash used in operating activities was $0.2 million for the quarter ended March 31, 2013 compared to $0.5 million of net cash provided for the quarter ended March 31, 2012. The amount used during the quarter ended March 31, 2013 was primarily due to a net loss of $0.6 million, positively adjusted for non-cash expenses in the aggregate amount of $0.6 million, and $0.2 million of cash used to fund changes in operating assets and liabilities, which included $0.9 million used to fund a reduction of accounts payable, partially offset by $0.5 million provided by an increase in other liabilities. The amount provided during the quarter ended March 31, 2012 was primarily due to a net loss of $0.6 million, positively adjusted for non-cash expenses in the aggregate amount of $0.9 million, and $0.2 million of cash generated from changes in operating assets and liabilities, primarily due to improved collections of accounts receivable.

Investing Activities

Net cash provided by investing activities was $1.3 million for the quarter ended March 31, 2013 compared to net cash used of $0.1 million for the quarter ended March 31, 2012. The generation of cash during the quarter ended March 31, 2013 was attributable to the proceeds from the sale of property and equipment of $1.3 million partially offset by purchases of property and equipment of less than $0.1 million. The usage of cash during the quarter ended March 31, 2012 was attributable to $0.1 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1.0 million for the quarter ended March 31, 2013 compared to $0.3 million for the quarter ended March 31, 2012. The cash used in financing activities for the quarter ended March 31, 2013 related to $1.5 million of payments made on various notes payable and capital lease obligations offset by $0.5 million of initial proceeds from a new credit facility. The cash used in financing activities for the quarter ended March 31, 2012 included repayments of various notes payable and capital lease obligations.

Off Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we have provided irrevocable standby letters of credit, aggregating approximately $100,000 to five states, which automatically renew for terms not longer than one year, unless notified otherwise. As of March 31, 2013 and December 31, 2012, these letters of credit had not been drawn upon.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2012 financial statements filed on Form 10-K filed on April 1, 2013. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2008, the Enforcement Bureau of the Federal Communications Commission (“FCC”) notified us that it was investigating allegations that we may have violated certain FCC rules related to the payment of certain regulatory fees since January 2005. We responded to the data request in September 2008 and provided information concerning our Universal Service Fund contributions and other regulatory fees. In August 2012, the FCC asked for updated information and we responded in October 2012. In March 2013, we executed a tolling agreement with the FCC extending the statute of limitations until June 14, 2013 with respect to the investigation. We believe that we have paid all applicable regulatory fees, but have learned that the FCC’s investigation primarily relates to the timing of our payments. While there is no final agreement, based on conversations with the FCC, on April 22, 2013, we believe this matter will most likely be settled with a voluntary contribution to the Universal Service Fund of approximately $477,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	There has been no material default in the payment of principal or interest with respect to any of our indebtedness.

(b)	Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Forbearance Agreement by and among Chris T. Sullivan and Lightyear Network Solutions, LLC, dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013).
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

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

Date: May 16, 2013

-24-